Form 10-K
period 1993-12-31
NORTHEAST FEDERAL CORP
filed 1994-03-07
CIK 863517

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K


  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR


  [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from N/A to __________

                              FILE NUMBER: 1-10571

                            NORTHEAST FEDERAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               06-1288154
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OF ORGANIZATION)
         50 STATE HOUSE SQUARE                           06103
         HARTFORD, CONNECTICUT                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  203/280-1000

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------         -----------------------------------------
Common Stock, $.01 par value                   New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act

                                 Not Applicable

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of February 4, 1994.

                   Common Stock, $.01 par value--$65,851,232

  The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of February 4, 1994.

                    Common Stock, $.01 par value--13,507,945

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Part III--Portions of Proxy Statement for Annual Meeting of Stockholders,
                                May 20, 1994

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            NORTHEAST FEDERAL CORP.
                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................     1
            General......................................................     1
            Lending Activities...........................................     5
            Investment Activities........................................    26
            Sources of Funds.............................................    31
            Subsidiaries.................................................    37
            Employees....................................................    37
            Regulations..................................................    37
            Enforcement..................................................    49
            Taxation.....................................................    50

 Item 2.  Properties.....................................................    50
 Item 3.  Legal Proceedings..............................................    52
 Item 4.  Submission of Matters to a Vote of Security Holders............    53
 Supplementary Item.......................................................   54

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters............................................    56
 Item 6.  Selected Financial Data........................................    58
 Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition........................................    59
 Item 8.  Financial Statements and Supplementary Data....................    90
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................   138

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............   139
 Item 11. Executive Compensation.........................................   139
 Item 12. Security Ownership of Certain Beneficial Owners and Management.   139
 Item 13. Certain Relationships and Related Transactions.................   139

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................   140

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Northeast Federal Corp. (the Company), a Delaware corporation incorporated in January 1990, is a unitary savings association holding company engaged in the financial services industry through its wholly-owned subsidiary, Northeast Savings, F.A. (Northeast Savings or the Association). Northeast Savings, one of the largest thrift institutions based in New England with total assets of $3.9 billion, is a federally-chartered savings and loan association headquartered in Hartford, Connecticut with 49 retail branch offices in California, Connecticut, Massachusetts, New York, and Rhode Island. Through these retail branch offices, Northeast Savings offers a wide range of mortgage loan and deposit products. In addition, Northeast Savings operates residential mortgage loan origination offices in Connecticut and, through a subsidiary, in Colorado. The financial statements and the related information included in this document reflect the consolidated balances of Northeast Federal Corp. and its subsidiaries.

  Principal Business and Operating Strategy. The business of the Company, conducted through the Association, is providing traditional thrift banking services to the general public. These services include a range of deposit products such as checking accounts, savings accounts, retirement accounts, and certificates of deposit; a wide range of residential mortgage loan programs including both fixed and adjustable rate first mortgage loans and home equity loans and credit lines; and ancillary banking services such as safe deposit boxes and travelers checks.

  The Association's primary source of income is the net interest income generated through raising deposits from the general public and investing those deposits in residential mortgage loans. Additional sources of revenue are the interest earned on securities, the fees earned in connection with loans, deposits and other banking services, and gains realized on the sales of loans and securities. Other expenses besides the interest incurred on deposits and other borrowed funds are the provision for loan losses and other non-interest expenses including general and administrative costs and expenses on real estate and other assets acquired in settlement of loans.

  Since 1989, the Company has pursued the operating strategy of providing traditional thrift banking services, namely gathering retail deposits and investing those deposits in adjustable rate residential mortgages. In 1993, however, the Company adjusted this strategy in consideration of the prevailing interest rate and economic environment. The low interest rate environment of 1993 brought with it high prepayments on existing mortgages, extremely competitive rates on adjustable rate mortgages in some markets, and deposit disintermediation as bank deposits were transferred into alternative investments such as mutual funds. The regional recessions in New England and in California increased the credit costs associated with lending in those regions, particularly in California.

  As a result of these factors, in the third quarter of 1993, the Company modified its operating strategy both with regard to lending and to balance sheet structure. For example, adjustable rate mortgages originated in markets where start rates are extremely low are not retained for portfolio. In place of this adjustable rate mortgage production that had been retained for portfolio under the previous operating strategy, the Company is originating 10 and 15 year fixed rate mortgages for portfolio and is purchasing intermediate term mortgage-backed securities (MBSs). Further, in February 1994, the Company closed its loan origination office in California. This modified strategy is intended to reduce the Company's loan concentration in California, to reduce credit costs, and to increase the net interest margin.

  Background. Northeast Savings was formed in March 1982 when The Schenectady Savings Bank, F.S.B., operating in the Albany-Schenectady area in upstate New York, acquired Hartford Federal Savings and Loan Association in Connecticut. Schenectady Savings was organized in 1834 as a New York state-chartered mutual savings bank. Northeast Savings further expanded into Massachusetts in October 1982 when it acquired Freedom Federal Savings and Loan Association of Worcester (Freedom Federal) with branch offices in Springfield, Worcester, Greater Boston, and Cape Cod, and the First Federal Savings and Loan Association of Boston.

  These acquisitions were Federal Savings and Loan Insurance Corporation (FSLIC)-assisted supervisory mergers induced by the Federal Home Loan Bank Board (FHLBB). As an integral part of the Freedom Federal acquisition, the FSLIC purchased a $50,000,000 income capital certificate from the Association. In exchange for the Association's agreement to acquire these troubled institutions, the FSLIC and the FHLBB also agreed that the Association could account for the mergers under the purchase method of accounting and that the resultant supervisory goodwill would be included in regulatory capital.

  On September 22, 1983, the Association converted from a mutual to a stock association through the sale of 5,060,765 shares of common stock, which generated net proceeds of $52,767,000. In October 1985, the Association issued 1,610,000 shares of $2.25 Cumulative Convertible Preferred Stock, Series A (the convertible preferred stock), which generated net proceeds of $38,341,000. Additionally, in March 1987, Northeast Savings issued 1,202,916 shares of Adjustable Rate Cumulative Preferred Stock, Series A (the adjustable rate preferred stock), valued at $60,145,000 to the FSLIC in exchange for the FSLIC's cancellation of the income capital certificate and a portion of the accumulated income payments on the certificate.

  On July 6, 1990, at a Special Meeting of Stockholders, the holders of voting stock of Northeast Savings approved a Plan of Reorganization whereby Northeast Savings became the wholly-owned subsidiary of a Delaware holding company, Northeast Federal Corp. Under the reorganization plan, Northeast Savings' capital stock was exchanged for capital stock of Northeast Federal Corp. and the capital of Northeast Federal Corp. was downstreamed to Northeast Savings in the form of common stock which qualified as core capital. As a result, on July 6, 1990, Northeast Savings came into compliance with all of the then-applicable Office of Thrift Supervision (OTS) capital requirements. Since that time, Northeast Savings has remained in compliance with all current capital requirements and, as of June 30, 1992, met all of its fully phased-in capital requirements.

  On June 19, 1991, the Association acquired $10.5 million of deposits of Financial of Hartford, F.S.B. from the Resolution Trust Corporation (RTC). On September 13, 1991, the Association acquired $210.9 million in insured deposits of eight branches of ComFed Savings Bank, F.A. (ComFed), from the RTC. In addition, on March 20, 1992, Northeast Savings acquired approximately $183.2 million in insured deposits of four southern California branches of FarWest Savings and Loan Association, F.A. from the RTC.

  On May 8, 1992, the Association acquired certain assets of four Rhode Island financial institutions (the Rhode Island acquisition) which were in receivership proceedings under the jurisdiction of the Superior Court of Providence County, Rhode Island. In addition, deposits in the Association were issued to former depositors in the Rhode Island institutions. As a result, the Association acquired seven branches in Rhode Island which, at the time of acquisition, had total deposits of $315.0 million.

  In conjunction with the Rhode Island acquisition, the Company repurchased from the FSLIC Resolution Fund (FRF) the Company's adjustable rate preferred stock for $28.0 million in cash and $7.0 million of the Company's 9% Sinking Fund Uncertificated Debentures, due 2012 (the 9% Debentures) for a total fair value of $32.5 million. The 9% Debentures had a fair value of $4.5 million, based on the value attributable to those debentures by the FRF, as determined by its investment banker. The cash used for the repurchase of the adjustable rate preferred stock was obtained by the sale of $28.95 million of 9% Debentures to the receivers for the Rhode Island institutions, who distributed those 9% Debentures to certain depositors in those institutions in partial settlement of their claims against the receiverships. Also, the Company issued and sold 351,700 shares of a new class of preferred stock, its $8.50 Cumulative Preferred Stock, Series B, (the Series B preferred stock) plus warrants to purchase an aggregate of 800,000 shares of the Company's common stock to the Rhode Island Depositors Economic Protection Corporation (DEPCO) for $35.17 million. The net proceeds from the sale of the Series B preferred stock were used by the Company to increase the equity capital of the Association. The Rhode Island acquisition and its impact on the Company are discussed more thoroughly in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition.

  On May 7, 1993, at a Special Meeting of Stockholders, the Company's stockholders approved a reclassification of the Company's convertible preferred stock into common stock at the ratio of 4.75 shares of common stock for each share of convertible preferred stock. Effective May 14, 1993, the 1,610,000 outstanding shares of convertible preferred stock were converted into an aggregate of 7,647,500 shares of common stock. At such time, in the aggregate, $12.2 million of accumulated and unpaid dividends on the convertible preferred stock were eliminated.

  On February 9, 1994, Shawmut National Corporation and the Company signed a definitive agreement for the acquisition by Shawmut of ten Northeast Savings branches located in Eastern Massachusetts and in Rhode Island. Five of the branches to be purchased are in Massachusetts and five are in Rhode Island. Deposits held in these branches totaled approximately $427 million as of December 31, 1993. Shawmut will pay a premium of three percent to Northeast Savings for deposits on hand in these branches at the time of closing. The transaction is expected to close by the end of the second quarter, and is subject to regulatory approval. The sale will permit Northeast Savings to focus its resources on its four significant deposit markets: the capital region of New York State; Hartford, Connecticut; and Springfield and Worcester, Massachusetts. The sale of the branches will also strengthen the Company's financial position and enhance its profitability. When the transaction is finalized, Northeast Savings will operate thirty-eight branches, thirty-two of which are in those markets.

  Supervisory Goodwill. Management believes that, based on the Association's constitutional rights and legal rights under its 1982 contracts with the FSLIC and the FHLBB, the supervisory goodwill generated by the 1982 acquisitions was includable for purposes of all regulatory capital requirements. However, as discussed in the Regulations section, current regulatory capital requirements of the OTS, the successor agency to the FHLBB, exclude supervisory goodwill from regulatory capital to the extent that such supervisory goodwill is in excess of a specified allowed amount, which was initially 1.5% of tangible assets but which declines to zero after December 31, 1994.

  As a result of the impact of the OTS regulations on its regulatory capital position, Northeast Savings asserted its constitutional rights and its contractual rights to the inclusion in capital of the then remaining balance of the supervisory goodwill in a complaint filed on December 6, 1989 in the United States District Court for the District of Columbia (the district court). On July 16, 1991, the district court dismissed the lawsuit, ruling that it lacked jurisdiction over the action, but that Northeast Savings could bring a damages action against the government in the United States Claims Court. On July 8, 1992, the Association moved to voluntarily dismiss its appeal of the district court's decision. The United States Court of Appeals for the District of Columbia Circuit granted the Association's motion on July 9, 1992. On August 12, 1992, Northeast Savings refiled its action in the United States Claims Court. Note that, effective October 29, 1992, the United States Claims Court was renamed the United States Court of Federal Claims. The complaint is discussed further in Item 3: Legal Proceedings.

  Subsequent to the initial complaint filed in 1989, the Association has recorded two significant reductions in the value of its supervisory goodwill. The first reduction of $109.4 million took place in the year ended March 31, 1990. The second reduction occurred in September 1992 and is explained in more detail in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition. The reduction in supervisory goodwill should not affect the Association's claim, described above, pending in the United States Court of Federal Claims. The Association's remaining supervisory goodwill was eliminated in the quarter ended December 31, 1992 as a result of normal amortization and the utilization of net operating loss carryforwards.

  Competitive and Regulatory Environment. Northeast Savings faces strong competition both in attracting retail deposits and in making residential real estate loans. Its most direct competition for deposits has historically come from savings banks, other savings and loan associations, commercial banks, and credit unions. The Association faces additional competition for retail depositors' funds from financial intermediaries offering money market and mutual funds and corporate and government securities. Additionally, Northeast Savings competes with mortgage banking companies, finance companies, and other institutional lenders for residential real estate loans. The Association competes by supplying efficient and quality service, offering and charging competitive interest rates and fees, and providing convenient branch locations with extended banking hours and 24 hour automated teller service.

  Northeast Savings' operations, like those of other financial institutions, are significantly influenced by general economic conditions. Deposit flows and the cost of funds to the Association are influenced by interest rates on competing investments and general market interest rates. The Association's loan volume, loan yields, and loan prepayments are also impacted by market interest rates on loans and other factors which affect the supply of and demand for housing and the availability of funds. In the past several years, a weak economy and real estate market have impacted the ability of borrowers to repay their loans which, in turn, affects the Association's overall level of nonperforming assets. Northeast Savings' operations are further influenced by the policies and regulations of financial institution regulatory authorities such as the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), and the OTS, and by the other monetary, fiscal, legislative, and regulatory policies of the United States government and various state governments.

  Most states have adopted legislation which would permit, subject to various conditions and restrictions, banking on an interstate basis. The right to engage in banking on an interstate basis is often restricted to specific states or regions and often includes reciprocity provisions. The location of the financial institution's home office is also generally a factor in determining the extent of the right. In some instances, the legislation applies only to banks and not to savings institutions. With the advent of regional and interstate branching, competitors of the Association may be able to conduct extensive interstate banking operations and thereby gain competitive advantages. In addition, an OTS regulation, which states that it preempts any state law purporting to address the subject of branching by a federal savings institution, generally allows federal savings institutions, including Northeast Savings, to branch freely throughout the United States to the extent allowed by federal statutes.

  The Association is subject to the supervision and regulation of the OTS and, secondarily, the FDIC. During the year ended December 31, 1993, the Company and the Association were examined by both the OTS and FDIC. Management believes that these examinations were routine in nature and part of the normal supervisory examination process. Management is not aware of any current directive by either the OTS or the FDIC, specific to Northeast Federal Corp. or Northeast Savings that, if implemented, would have a significant material effect on the Company's liquidity, capital resources, or operations. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) which is administered by the FDIC, the successor agency to the FSLIC. Northeast Savings is further subject to regulations of the Federal Reserve Board with respect to reserves required to be maintained against deposits and certain other matters. For further discussion, see the Regulations section.

  The Association underwent an OTS consumer compliance examination as of September 28, 1992. The OTS has a specialized group of examiners that focuses on consumer regulations, including non-discrimination regulations, such as the Equal Credit Opportunity Act and the Home Mortgage Disclosure Act; the Truth-in- Lending Act and the Bank Secrecy Act. The consumer compliance examination revealed no significant items of concern.

  In conjunction with the consumer compliance examination, a separate Community Reinvestment Act (CRA) evaluation and rating were provided. The CRA evaluation and rating process assesses and ranks the overall performance of federally regulated depository institutions in helping to meet community credit needs, including those of low and moderate income neighborhoods. The evaluation and ratings are narrative and are public information; institutions are given ratings as follows: Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance. The Association received a Satisfactory rating. An institution in this group has a satisfactory record of ascertaining and helping to meet community credit needs consistent with its resources and capabilities. The management of the CRA process is satisfactory and includes adequate documentation of CRA related activities and demonstrates regular involvement by the Board of Directors and senior management in the institution's CRA planning, implementation, and monitoring process. An institution's CRA rating is taken into consideration by the OTS when it reviews applications to open or relocate a branch facility or to acquire assets and assume liabilities. Generally, institutions that receive a satisfactory rating are placed on an eighteen month review cycle by the OTS.

  Reregulation, increased competition, and a weakened economy have adversely impacted the asset quality of a significant number of the institutions in the thrift industry, including the Association. The effects of the lingering recession have caused real estate values to continue to decline in many parts of the country. Until signs of stabilization or improvement are prevalent in the markets in which the Association operates, future effects of the economy and industry regulation will continue to impact the asset quality of the Association.

LENDING ACTIVITIES

  Northeast Savings' primary business is receiving deposits from the public and investing those funds in single-family residential mortgage loans. Prior to fiscal year 1989, Northeast Savings substantially increased its total assets primarily through the purchase of mortgage-backed securities and investment securities in the secondary markets. However, in October 1988, under the direction of its new chairman and chief executive officer, Northeast Savings announced its intention to return to more traditional thrift activities and de-emphasize its wholesale activities. Northeast Savings also announced it would substantially stop the growth in its balance sheet and more fully utilize its retail branch network as a low cost delivery system for deposit gathering and single-family residential mortgage loan origination. A singularly important element of this strategy was the strengthening of Northeast Savings' residential mortgage loan origination network within its then-existing three-state branch market as well as the expansion into selected geographic markets. Currently, Northeast Savings originates its residential mortgage loans through its five-state branch system and its residential mortgage loan origination offices in Connecticut and, through a subsidiary, in Colorado. Previously, Northeast Savings also operated a loan origination office in California. This office was closed in early February 1994.

  Northeast Savings' primary lending activities consist of originating single-family residential mortgage loans and, to a small extent, consumer loans such as equity loans and lines of credit, checking account overdraft protection, and loans collateralized by deposit accounts, and income property loans secured by commercial real estate and guaranteed by the United States Small Business Administration (SBA). Northeast Savings' lending objective is to meet its customers' needs while managing the amount of credit and interest rate risk exposure in its loan portfolio. To accomplish this goal, significant attention is directed toward designing appropriate types of loans to be offered and the proper pricing of each type of loan.

  Northeast Savings reviews its loan volume capacity as compared with its asset growth projection and capital ratios on a regular basis. Loan volume in excess of the desired growth capacity is available for sale in public and private markets either in a securitized or non-securitized form. Loans which are originated with the intention to sell are carried at the lower of cost or fair value. The environment for the sale of loans in the secondary market is dependent upon market conditions. When the market is restricted, the effect is to reduce loan sales and loans serviced for others. When this occurs, it may be necessary to restrict loan originations to maintain targeted asset growth and capital levels.

  Single-Family Residential Mortgage Loans. Single-family residential first mortgage loans were $1.8 billion or 96.0% of Northeast Savings' total loan portfolio at December 31, 1993 and included $46.1 million in the available-for-sale portfolio which is carried at the lower of cost or fair value. The following table shows the geographic distribution of the Association's single-family residential mortgage loan portfolio at the dates indicated:

                                  DECEMBER 31,                   MARCH 31,
                       ------------------------------------  -----------------
                             1993               1992               1992
                       -----------------  -----------------  -----------------
                                      (DOLLARS IN THOUSANDS)
California............ $  903,540  48.95% $1,228,381  55.76% $1,142,906  51.29%
Connecticut...........    260,947  14.14     276,429  12.55     283,379  12.72
New York..............    221,067  11.98     236,224  10.72     263,682  11.83
Massachusetts.........    158,968   8.61     144,727   6.57     177,649   7.98
New Jersey............     56,915   3.08      71,443   3.24      83,550   3.75
Florida...............     42,745   2.32      54,338   2.47      63,053   2.83
Other.................    201,608  10.92     191,432   8.69     213,962   9.60
                       ---------- ------  ---------- ------  ---------- ------
  Total............... $1,845,790 100.00% $2,202,974 100.00% $2,228,181 100.00%
                       ========== ======  ========== ======  ========== ======

  The Association offers a variety of adjustable rate residential mortgage loan products, all of which conform to secondary mortgage market requirements. The Association's primary adjustable rate product is a one-year adjustable rate loan, which is tied to the Weekly Average Yield on U.S. Treasury Securities adjusted to a constant maturity of one year (One-Year Treasury Constant Maturity Index). Payments and interest rates change annually with an interest rate cap of 2%. Northeast Savings also offers a selection of fixed rate mortgage loans. Generally, both adjustable and fixed rate loans originated by Association are based on underwriting standards such that the loans may be sold or securitized in the secondary mortgage market.

  Depending upon the underlying index, adjustable rate loans are offered at terms ranging from 25 to 30 years. All adjustable rate loan products include a lifetime cap and some contain options to convert to a fixed rate loan. A lifetime cap on loans is determined by the Association at the inception of a loan. For borrowers whose initial down payments are less than 20%, Northeast Savings offers adjustable rate loans covered by private mortgage insurance which insures that the Association's exposure is no greater than approximately 75% of the appraised value of the property at the time the loan was originated.

  Northeast Savings also originates 10, 15, 20, and 30 year, conforming and non-conforming, fully amortizing fixed rate residential mortgage loans, some of which are sold in the secondary mortgage market as whole loans or, with conforming loans, in the form of securities issued by the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association
(FNMA). Single-family residential conforming loans are those loans which are equal to or less than FNMA or FHLMC loan limits, which was $203,150 as of January 1, 1994. Generally, when conforming loans are sold to FHLMC or FNMA, Northeast Savings collects fees for continuing to service the loans. In addition, the Association originates loans for private investors based on their underwriting standards and sells these loans to the investors, servicing released. All residential mortgage loans originated by the Association contain due-on-sale clauses which provide that the Association may, subject to certain regulatory restrictions, declare the unpaid principal amount due and payable upon the resale of the mortgaged property.

  The Association also originates a variety of other single-family residential mortgage loan products including loans with fixed interest rates for the first three years after origination which convert to adjustable rate mortgages at the end of the fixed rate period. The adjustable rates are generally tied to the One-Year Treasury Constant Maturity Index.

  Originations of single-family residential mortgage loans by product type and by geographic area during the year ended December 31, 1993 were as follows:

                                                                                                   PERCENT OF
                          CALIFORNIA CONNECTICUT NEW YORK MASSACHUSETTS COLORADO  OTHER   TOTAL   ORIGINATIONS
                          ---------- ----------- -------- ------------- -------- ------- -------- ------------
                                                         (DOLLARS IN THOUSANDS)
Adjustable rate loans:
 One-Year Treasury
  Constant Maturity.....   $280,394   $     --   $    --     $    --    $    --  $   240 $280,634     38.21%
 Other adjustable.......     41,685     41,135    18,924      30,714     29,442   30,841  192,741     26.24
Fixed rate loans........     30,955     60,593    76,497      62,432     16,339   14,273  261,089     35.55
                           --------   --------   -------     -------    -------  ------- --------    ------
 Total..................   $353,034   $101,728   $95,421     $93,146    $45,781  $45,354 $734,464    100.00%
                           ========   ========   =======     =======    =======  ======= ========    ======

  Northeast Savings' single-family residential loan portfolio at December 31, 1993 by product type and geographic area is as follows:

                          CALIFORNIA CONNECTICUT NEW YORK MASSACHUSETTS NEW JERSEY  OTHER     TOTAL
                          ---------- ----------- -------- ------------- ---------- -------- ----------
                                                         (IN THOUSANDS)
One-year adjustable rate
 loans:
 One-Year Treasury
  Constant Maturity.....   $400,215   $161,705   $113,395   $113,798     $43,943   $174,123 $1,007,179
Six-month adjustable
 rate loans:
 One-Year Treasury
  Constant Maturity.....    149,728     51,071     44,489      1,935      10,826      4,399    262,448
 Six-Month Cost of
  Funds.................    104,885      1,316         --         --          --         --    106,201
Other adjustable........    223,943     20,338     24,599     16,385         559     40,326    326,150
Fixed rate loans........     24,086     26,517     38,584     26,849       1,585     26,191    143,812
                           --------   --------   --------   --------     -------   -------- ----------
 Total..................   $902,857   $260,947   $221,067   $158,967     $56,913   $245,039 $1,845,790
                           ========   ========   ========   ========     =======   ======== ==========

  Included in the single-family residential loan portfolio are $226.1 million of loans which were purchased prior to 1991 in the secondary market and are serviced by FNMA/FHLMC approved servicers. At the time of purchase, the underwriting guidelines for purchased loans met or exceeded the credit standards established by the Board of Directors. Purchased loans cannot exceed $600,000 and loan-to-value ratios cannot exceed 80% without acceptable private mortgage insurance. Properties collateralizing purchased loans are geographically dispersed to limit the Association's exposure to unfavorable economic changes in any one area of the country.

  Under federal regulations, with some limited exceptions, a residential mortgage loan may not exceed 100% of the appraised value of the collateralized property at the time of origination. Under policies adopted by its Board of Directors, Northeast Savings limits the loan-to-value ratio to 80% on single-family residential mortgage loans, and, with private mortgage insurance, up to 90% on adjustable rate single-family residential mortgage loans and 95% on fixed rate single-family residential mortgage loans. In certain geographic areas of the country, Northeast Savings has limited the loan-to-value ratio to even less than 80%. In certain cases, prior to 1990, the Association's policies allowed originations of single-family residential mortgage loans with loan-to-value ratios greater than 80% without private mortgage insurance. Such loans originated after 1990 were on an exception basis only and required the approval of the Chairman of the Board or the President.

  The following table shows certain information with respect to the original loan-to-value ratios of single-family residential loans originated during the periods indicated:

                                                                   FOR THE YEARS
                            FOR THE YEAR    FOR THE NINE MONTHS   ENDED MARCH 31,
                         ENDED DECEMBER 31, ENDED DECEMBER 31,  ----------------------
                                1993               1992          1992    1991    1990
                         ------------------ ------------------- ------  ------  ------
                                          (PERCENT OF LOANS FUNDED)
Greater than 90%........          .26%               .09%          .08%    .30%    .13%
85% - 90%...............          .34                .02           .05     .11     .32
80% - 85%...............          .40                .15           .13     .35     .61
75% - 80%...............        25.76              30.71         23.44    9.04   20.18
70% - 75%...............        32.54              28.20         26.13   58.49   49.90
65% - 70%...............        10.64              10.29         14.27   13.10   10.48
60% - 65%...............         7.81               7.21          8.92    6.12    5.60
Under 60%...............        22.25              23.33         26.98   12.49   12.78
                               ------             ------        ------  ------  ------
                               100.00%            100.00%       100.00% 100.00% 100.00%
                               ======             ======        ======  ======  ======

  The following table shows originations of single-family residential loans during the year ended December 31, 1993 by state and by original loan-to-value ratios:

                                                                                                  PERCENT OF
                         CALIFORNIA CONNECTICUT NEW YORK MASSACHUSETTS COLORADO  OTHER   TOTAL   ORIGINATIONS
                         ---------- ----------- -------- ------------- -------- ------- -------- ------------
                                                        (DOLLARS IN THOUSANDS)
Greater than 90%........  $     --   $    975   $   775     $   143    $    --  $    -- $  1,893       .26%
85% - 90%...............     1,586        522        62         363         --       --    2,533       .34
80% - 85%...............     2,745         --        --          --         --      224    2,969       .40
75% - 80%...............   112,853     20,592    14,481      20,203     10,713   10,329  189,171     25.76
70% - 75%...............   104,488     36,967    28,685      34,227     17,631   16,981  238,979     32.54
65% - 70%...............    35,886     11,471    10,595      10,409      4,879    4,921   78,161     10.64
60% - 65%...............    29,531      5,307     7,882       5,450      4,211    4,968   57,349      7.81
under 60%...............    65,946     25,894    32,941      22,351      8,347    7,930  163,409     22.25
                          --------   --------   -------     -------    -------  ------- --------    ------
                          $353,035   $101,728   $95,421     $93,146    $45,781  $45,353 $734,464    100.00%
                          ========   ========   =======     =======    =======  ======= ========    ======

  The following table presents the Association's single-family residential loans, which are both originated and serviced by the Association, by state at December 31, 1993 based on original loan-to-value ratios:

                                                                         NEW
                         CALIFORNIA CONNECTICUT NEW YORK MASSACHUSETTS JERSEY   OTHER     TOTAL    PERCENT
                         ---------- ----------- -------- ------------- ------- -------- ---------- -------
                                                      (DOLLARS IN THOUSANDS)
Greater than 90%........  $    107   $  1,902   $  1,837   $    878    $    -- $    836 $    5,560    .35%
85% - 90%...............     5,067      1,736      1,573      2,830         --      847     12,053    .75
80% - 85%...............     3,926      1,669      3,140        923         --      730     10,388    .65
75% - 80%...............   335,649     93,483     55,359     38,421     23,209   30,917    577,038  36.02
70% - 75%...............   226,867     66,943     53,658     39,900     11,225   53,120    451,713  28.19
65% - 70%...............   107,015     26,154     22,186     13,916      2,158   11,633    183,062  11.43
60% - 65%...............    69,866     12,285     18,272      8,442      1,833    8,748    119,446   7.46
under 60%...............   110,453     42,520     45,011     24,914      4,879   14,992    242,769  15.15
                          --------   --------   --------   --------    ------- -------- ---------- ------
                          $858,950   $246,692   $201,036   $130,224    $43,304 $121,823 $1,602,029 100.00%
                          ========   ========   ========   ========    ======= ======== ========== ======

  The remaining $243.8 million in the Association's single-family residential loan portfolio consists primarily of purchased loans for which the above breakdown is not available.

  The Association originates, reviews, and approves loans in accordance with written, nondiscriminatory underwriting guidelines established by the Board of Directors and requires property appraisals on all real estate loans. Pursuant to federal regulations, Northeast Savings has developed and adopted a written appraisal policy that meets certain minimum standards, including guidelines pertaining to the hiring of the Chief

Appraiser, who reports directly to the Chairman, and the use of other independent fee appraisers. Licensed or certified independent fee appraisers must be approved by the Chief Appraiser and reviewed and affirmed by the Board of Directors and all appraisals must meet FNMA/FHLMC guidelines. Approximately 70% of the Association's appraisals are performed by internal state-certified staff appraisers. Detailed loan applications and credit reports are obtained to determine the borrower's ability to repay and the significant items on the applications are verified through the use of financial statements and deposit and employment verifications. Since the beginning of calendar year 1992, the Association has required full or standardized documentation on all portfolio loans. Northeast Savings requires borrowers to maintain fire and casualty insurance for the greater of the insurable value of the property or the amount of the mortgage.

Consumer Loans. Federal laws and regulations permit federally-chartered savings institutions to make secured and unsecured consumer loans of up to 35% of the institution's total assets. In addition, federally-chartered savings institutions have lending authority above the 35% limit for certain consumer loans such as home equity loans. In the past several years, Northeast Savings' consumer lending activities have been directed almost exclusively towards loans associated with deposit products, such as loans collateralized by deposit accounts and overdraft protection on checking accounts. However, beginning in late 1993, the Association also began offering equity lines of credit. The equity lines of credit provide for an interest rate that is 1 1/2% above the Wall Street Journal prime rate with a corresponding maximum lifetime interest rate cap of 14.9%. The rate is adjusted monthly, based on changes in the index. The equity line of credit remains open with a revolving feature for ten years and requires the payment of interest only during that time, after which the principal balance fully amortizes over a twenty year period. The maximum amount on these loans is $100,000 and the maximum combined loan-to-value ratio is 75%. In addition, the Association originates a small number of fixed rate, closed-end equity loans. The maximum amount on the fixed rate equity loans is also $100,000 and the maximum combined loan-to-value ratio is 75%.

  Deposit account loans have no set repayment date, are collateralized by deposit accounts maintained at Northeast Savings, and provide for a rate of interest that is 3% above the rate on the deposit account collateralizing the loan. The overdraft protection associated with checking accounts is a revolving credit line which is currently limited to a maximum of $1,000 and is restricted to depositors who maintain a household deposit balance of at least $5,000 with Northeast Savings. This product carries an interest rate of 15.75%.

  Consumer loans are approved in accordance with written, non-discriminatory underwriting guidelines established by the Board of Directors. Consumer loans were $34.7 million or 1.8% of the total loan portfolio at December 31, 1993. Consumer loans at December 31, 1993 included $5.9 million in equity credit lines and $15.5 million in fixed rate equity loans.

Income Property Loans. At December 31, 1993, the income property loan portfolio totaled $79.3 million or 4.1% of total loans. Income property loans include loans on income-producing properties and single-family residential construction. At December 31, 1993, loans on income-producing properties totaled $69.2 million. Approximately 78.3% of Northeast Savings' income property loans are located within its primary market areas of New York, Massachusetts, Connecticut, and California. Of the total income property loan portfolio, $377,000 or approximately 0.5%, was classified as non-accrual at December 31, 1993. Income property loans are collateralized by the underlying real estate, may be supported by additional personal guarantees, and conform to all federal regulations. Restrictions under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) limit income property loans to 400% of an institution's capital. This limitation is discussed further in the Regulations section.

  Northeast Savings offers single-family residential construction loans to stable developers, since the construction of single-family residences is so closely tied to the Association's primary lending activity. Specific loan structure and pricing on single-family residential construction loans are consistent with Association objectives. At December 31, 1993, single-family residential construction loans totaled $10.1 million or less than 1% of total loans. None of these loans was classified as non-accrual or delinquent at December 31, 1993. During the year ended December 31, 1993, the Association originated $7.1 million in single-family residential construction loans.

  Northeast Savings offers loans secured by owner occupied commercial real estate to established and expanding businesses. Such loans are generally guaranteed by the SBA. Origination of these loans is consistent with the objectives of the CRA.

  Commercial Loans. The Association had $77,000 of commercial loans outstanding at December 31, 1993. Northeast Savings does not intend to originate any new commercial loans during 1994 or future years because these loans do not conform to the Association's strategy of being a traditional thrift single-family residential lender.

  Federal regulations limit the amount of commercial, corporate, or business loans a federal savings association may make to 10% of total assets and further limit the aggregate amount of loans that Northeast Savings may make to any one borrower. These limitations are discussed further in the Regulations section.

  The composition of Northeast Savings' loan portfolio is set forth in the following table at the dates indicated:

                                    DECEMBER 31,                                      MARCH 31,
                         -------------------------------------  -------------------------------------------------------
                               1993                1992               1992               1991               1990
                         ------------------  -----------------  -----------------  -----------------  -----------------
                                                          (DOLLARS IN THOUSANDS)
Single-family
 residential real
 estate loans:
 Adjustable rate.......  $1,695,527   88.20% $2,073,986  89.74% $2,027,606  85.75% $2,197,358  84.96% $2,411,744  83.87%
 Fixed rate............     104,187    5.42      96,751   4.19     135,868   5.75     175,224   6.77     213,888   7.44
 Available-for-sale....      46,076*   2.40      32,237   1.39      64,707   2.74      21,157    .82      16,546    .57
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
 Total single-family
  residential real
  estate loans.........   1,845,790   96.02   2,202,974  95.32   2,228,181  94.24   2,393,739  92.55   2,642,178  91.88
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
Consumer loans:
 Equity loans..........      15,507     .81      26,434   1.14      38,104   1.61      55,600   2.15      68,258   2.37
 Collateralized by
  deposits.............       8,709     .45       9,633    .42      10,083    .43      12,308    .48      14,226    .50
 Equity lines of
  credit...............       5,886     .31       6,942    .30       7,567    .32       8,277    .32      16,380    .57
 Overdraft protection..       2,110     .11       2,435    .11       2,645    .11       3,051    .12       3,509    .12
 Education.............          43      --          91     --         109    .01         284    .01         735    .03
 Other.................       2,424     .13       2,826    .12       4,536    .19       8,498    .33      16,394    .57
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
 Total consumer loans..      34,679    1.81      48,361   2.09      63,044   2.67      88,018   3.41     119,502   4.16
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
Income property loans..      79,284    4.12      90,546   3.92      99,851   4.22     125,636   4.86     132,928   4.62
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
Commercial loans.......          77      --         266    .01         295    .01       1,662    .06       6,446    .22
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
Total loans, gross.....   1,959,830  101.95   2,342,147 101.34   2,391,371 101.14   2,609,055 100.88   2,901,054 100.88
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
Less:
 Allowance for loan
  losses...............      28,271    1.47      21,020    .91      17,084    .72      14,305    .55      11,902    .41
 Undisbursed portion of
  loans in process.....       6,097     .32       4,779    .21       3,734    .16          --     --          --     --
 Unearned discounts....       2,822     .15       3,625    .15       5,055    .21       7,609    .30      12,884    .45
 Deferred origination
  fees.................         383     .01       1,613    .07       1,055    .05         746    .03         651    .02
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
                             37,573    1.95      31,037   1.34      26,928   1.14      22,660    .88      25,437    .88
                         ----------  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
                         $1,922,257  100.00% $2,311,110 100.00% $2,364,443 100.00% $2,586,395 100.00% $2,875,617 100.00%
                         ==========  ======  ========== ======  ========== ======  ========== ======  ========== ======

- --------
* Available-for-sale loans include $39.6 million of fixed rate loans and $6.5 million of adjustable rate loans.

  The table below shows the geographic distribution of the Association's gross loans at the dates indicated:

                                  DECEMBER 31,                   MARCH 31,
                       ------------------------------------  -----------------
                             1993               1992               1992
                       -----------------  -----------------  -----------------
                                      (DOLLARS IN THOUSANDS)
California............ $  921,218  47.01% $1,243,905  53.11% $1,160,523  48.53%
Connecticut...........    287,011  14.64     304,871  13.02     313,354  13.10
New York..............    261,415  13.34     288,802  12.33     328,628  13.74
Massachusetts.........    178,606   9.11     168,658   7.20     206,604   8.64
New Jersey............     57,223   2.92      71,686   3.06      83,898   3.51
Florida...............     43,108   2.20      54,793   2.34      63,759   2.67
Other.................    211,249  10.78     209,432   8.94     234,605   9.81
                       ---------- ------  ---------- ------  ---------- ------
  Total............... $1,959,830 100.00% $2,342,147 100.00% $2,391,371 100.00%
                       ========== ======  ========== ======  ========== ======

The following table shows the composition of Northeast Savings' gross portfolio of loans by state and loan type at December 31, 1993:

                   SINGLE-
                   FAMILY
                 RESIDENTIAL           INCOME                        PERCENT OF
                 REAL ESTATE CONSUMER PROPERTY COMMERCIAL   TOTAL    PORTFOLIO
                 ----------- -------- -------- ---------- ---------- ----------
                                     (DOLLARS IN THOUSANDS)
California...... $  903,540  $ 1,094  $16,584     $ --    $  921,218    47.01%
Connecticut.....    260,947    5,186   20,878       --       287,011    14.64
New York........    221,067   18,237   22,111       --       261,415    13.34
Massachusetts...    158,968    7,174   12,387       77       178,606     9.11
New Jersey......     56,915      308       --       --        57,223     2.92
Florida.........     42,745      363       --       --        43,108     2.20
Other...........    201,608    2,317    7,324       --       211,249    10.78
                 ----------  -------  -------     ----    ----------   ------
                 $1,845,790  $34,679  $79,284     $ 77    $1,959,830   100.00%
                 ==========  =======  =======     ====    ==========   ======

  The following table shows changes in Northeast Savings' loan portfolio for the periods indicated:

                             FOR THE YEAR    FOR THE NINE MONTHS
                          ENDED DECEMBER 31, ENDED DECEMBER 31,  FOR THE YEARS ENDED MARCH 31,
                          ------------------ ------------------- ----------------------------------
                                 1993               1992           1992          1991       1990
                          ------------------ ------------------- ---------     ---------  ---------
                                                     (IN THOUSANDS)
Loans originated:
 Single-family
  residential real
  estate:
   Adjustable rate......      $ 460,184           $449,074       $ 288,463     $ 719,237  $ 864,961
   Fixed rate...........         33,181              1,632              --            --         --
   Available-for-sale...        241,099            141,848         154,026        48,782    149,858
 Consumer...............         16,095             14,657          22,920        39,237    170,978
 Income property........          8,033              7,017           8,938        10,817     18,082
 Commercial.............             --                 --             264         3,229      6,031
                              ---------           --------       ---------     ---------  ---------
     Total originations.        758,592            614,228         474,611       821,302  1,209,910
                              ---------           --------       ---------     ---------  ---------
Loans purchased:
 Single-family
  residential real
  estate................             --                 60             909 (7)        --    100,858
 Available-for-sale.....          3,850 (1)          6,549          12,671         9,073         --
 Income property........            104 (2)             --              --            --         --
 Consumer...............             --                 25             813 (8)        --         --
                              ---------           --------       ---------     ---------  ---------
     Total purchases....          3,954              6,634          14,393         9,073    100,858
                              ---------           --------       ---------     ---------  ---------
Loans securitized.......       (376,551)            (2,564)        (14,504)     (365,643)  (402,545)
                              ---------           --------       ---------     ---------  ---------
Loans sold:
 Single-family
  residential real
  estate:
   Adjustable rate......        (41,370)(3)             --              --       (26,662)   (80,035)
   Fixed rate...........           (124)(4)         (7,488)(6)         (70)       (9,237)   (96,047)
   Available-for-sale...       (229,850)          (183,955)       (133,429)     (262,194)  (137,123)
 Consumer...............             --                 --              --       (12,966)  (250,665)
 Income property........         (6,004)(5)             --         (18,111)           --         --
                              ---------           --------       ---------     ---------  ---------
     Total sales........       (277,348)          (191,443)       (151,610)     (311,059)  (563,870)
                              ---------           --------       ---------     ---------  ---------
Principal repayments and
 prepayments............       (416,725)          (398,342)       (476,110)     (421,701)  (600,713)
Foreclosures............        (74,239)           (77,737)        (64,464)      (23,971)    (7,902)
(Increase) decrease in
 deferred origination
 fees...................          1,230               (558)           (290)          (95)     4,210
Decrease in unearned
 discounts..............            803              1,430           2,535         5,275     30,415
Increase in undisbursed
 portion of loans in
 process................         (1,318)            (1,045)         (3,734)           --         --
Increase in allowance
 for loan losses........         (7,251)            (3,936)         (2,779)       (2,403)    (3,173)
                              ---------           --------       ---------     ---------  ---------
Decrease in total loans,
 net....................      $(388,853)          $(53,333)      $(221,952)    $(289,222) $(232,810)
                              =========           ========       =========     =========  =========

- --------
(1) Loans repurchased from prior sales. Such loans were adjustable rate loans which were convertible into fixed rate loans. Upon conversion, the Association was required to repurchase the loans.
(2) Consists of a purchase from the RTC of a portion of a loan participation in which the Association was already a co-participant.
(3) Consists primarily of loans which were securitized and simultaneously sold. In addition, $7.4 million resulted from the sale of California adjustable rate mortgages.
(4) Sale of a loan participation to the servicer at the request of the servicer in order to facilitate a pool sale.
(5) Sale of an income property participation loan in which the lead lender elected to repurchase the Association's share of the loan.
(6) Represents a whole loan participation which was serviced by another financial institution. This participation was sold because of management's concerns over the creditworthiness of that servicer.
(7) Loans repurchased from prior sales due to documentation deficiencies.
(8) Acquired as part of the acquisitions of Financial of Hartford, ComFed, and FarWest from the RTC and consists primarily of loans collateralized by deposit accounts.

  Scheduled fixed rate and adjustable rate loan maturities of the Association's gross loan portfolio at December 31, 1993 are as follows. Actual maturities may be significantly shorter due to market conditions on interest rates.

                                     OVER ONE OVER TWO OVER THREE OVER FIVE  OVER TEN
                          WITHIN ONE  TO TWO  TO THREE  TO FIVE    TO TEN   TO FIFTEEN OVER FIFTEEN
                             YEAR     YEARS    YEARS     YEARS      YEARS     YEARS       YEARS       TOTAL
                          ---------- -------- -------- ---------- --------- ---------- ------------ ----------
                                                             (IN THOUSANDS)
Single-family
 residential real estate
 loans:
 Adjustable rate........   $28,141   $29,860  $31,678   $ 75,143  $214,480   $283,864   $1,032,361  $1,695,527
 Fixed rate.............     8,124     8,343    8,591     18,919    30,257     23,547        6,406     104,187
 Available-for-sale.....       534       570      609      1,345     4,259      5,939       32,820      46,076
Consumer loans..........    14,479     3,168    2,223      3,815     5,687      2,798        2,509      34,679
Income property loans...    14,701     4,784    4,438      7,643    16,695     11,490       19,533      79,284
Commercial loans........        77        --       --         --        --         --           --          77
                           -------   -------  -------   --------  --------   --------   ----------  ----------
                           $66,056   $46,725  $47,539   $106,865  $271,378   $327,638   $1,093,629  $1,959,830
                           =======   =======  =======   ========  ========   ========   ==========  ==========

  Sales of Loans and Loan Servicing Activities. Northeast Savings sells loans primarily in order to manage interest rate risk and to maintain targeted asset growth and capital levels. In addition, other factors such as origination volume and mix as well as mortgage prepayment rates enter into the determination of the amount of fixed and adjustable rate loans originated for sale. Northeast Savings' portfolio of loans originated for sale totaled $46.1 million and $32.2 million at December 31, 1993 and 1992, respectively.

  In most cases when loans are sold, Northeast Savings retains the servicing of the loans. Northeast Savings sells loans and retains the related servicing in order to increase income while fully utilizing the capacity of its loan servicing systems. Northeast Savings records gains or losses from the sale of loans that it continues to service for others by computing the present value of the difference between the yield on the loans sold and the yield to be paid to the buyer, reduced by normal servicing and guarantee fees, over the estimated remaining life of the loans. The present value gain or loss is based upon market prepayment and discount rate assumptions. An asset, known as excess servicing, which is equal to the present value gain, is recorded at the time a loan is sold and is amortized over the estimated remaining life of the loans. Northeast Savings monitors actual prepayments on the related loans and reduces the balance of the asset by a charge to earnings if actual and/or projected prepayments exceed the Association's original estimate. In addition, prior to fiscal 1990, Northeast Savings purchased rights to service loans.

  At December 31, 1993 and 1992, purchased mortgage servicing rights and deferred excess servicing, as well as the principal balance of loans serviced for others in connection with those assets, were as follows:

                                                          DECEMBER 31,
                          -----------------------------------------------------------------------------
                                           1993                                   1992
                          -------------------------------------- --------------------------------------
                                                  ASSET BALANCE                          ASSET BALANCE
                           ASSET  LOANS SERVICED AS A PERCENT OF  ASSET  LOANS SERVICED AS A PERCENT OF
                          BALANCE   FOR OTHERS   LOANS SERVICED  BALANCE   FOR OTHERS   LOANS SERVICED
                          ------- -------------- --------------- ------- -------------- ---------------
                                                     (DOLLARS IN THOUSANDS)
Purchased mortgage
 servicing rights.......  $5,794    $  349,906        1.66%      $ 7,903   $  529,939        1.49%
Deferred excess
 servicing..............   3,623       501,258         .72         4,389      542,602         .81
Other loans serviced for
 others.................      --     1,037,699          --            --      710,824          --
                          ------    ----------                   -------   ----------
                          $9,417    $1,888,863         .50%      $12,292   $1,783,365         .69%
                          ======    ==========                   =======   ==========

  Current capital regulations which limit the inclusion of purchased mortgage servicing rights in regulatory capital are discussed in "Regulations-- Regulatory Capital and Other Requirements."

  The following table summarizes loans serviced for others, by investor, at the dates indicated:

                              DECEMBER 31,                 MARCH 31,
                          --------------------- --------------------------------
                             1993       1992       1992       1991       1990
                          ---------- ---------- ---------- ---------- ----------
                                              (IN THOUSANDS)
Federal National
 Mortgage Association...  $  664,029 $  765,682 $  881,506 $  945,779 $  967,316
Federal Home Loan
 Mortgage Corporation...     434,715    460,113    517,532    611,674    556,067
Government National
 Mortgage Association...     197,219    260,987    302,045    341,895    373,922
Housing and Urban
 Development............     112,329    115,229    119,469    117,775    116,366
Other Investors.........     480,571    181,354    235,635    276,916    301,098
                          ---------- ---------- ---------- ---------- ----------
Total loans serviced for
 others.................  $1,888,863 $1,783,365 $2,056,187 $2,294,039 $2,314,769
                          ========== ========== ========== ========== ==========

  Northeast Savings earns an annual servicing fee for servicing loans for others. The servicing fee typically ranges from approximately twenty-five basis points for fixed rate loans to thirty-eight basis points for adjustable rate loans. Fees generated from servicing loans for others are included with non-interest income in the Consolidated Statement of Operations. The following table details fee income earned by the Association on loans serviced for others for the periods indicated. Adjustments to value due to prepayments resulted from the availability of substantially lower interest rates on mortgage loans. Reflecting the overall level of interest rates in the economy, mortgage rates were particularly low during the year ended December 31, 1993. Interest losses on payoffs occur because, although a borrower may pay off a mortgage early in the month, the Association must still remit an entire month's interest to the investor.

                                FOR THE YEAR FOR THE NINE FOR THE YEARS ENDED
                                   ENDED     MONTHS ENDED      MARCH 31,
                                DECEMBER 31, DECEMBER 31, --------------------
                                    1993         1992       1992       1991
                                ------------ ------------ ---------  ---------
                                               (IN THOUSANDS)
Gross servicing fees...........    $7,326       $6,755    $  10,030  $  10,794
Less:
  Amortization.................    (2,674)      (2,316)      (3,172)    (3,303)
  Adjustments to value due to
   prepayments.................      (993)      (2,407)        (763)       593
  Interest loss on payoffs.....    (1,032)      (1,239)      (1,167)      (813)
                                   ------       ------    ---------  ---------
Net servicing fees.............    $2,627       $  793    $   4,928  $   7,271
                                   ======       ======    =========  =========

  Securitization. During the fiscal years ended December 31, 1993, the nine months ended December 31, 1992, and the years ended March 31, 1992, 1991, and 1990 the Association securitized residential mortgage loans totaling $376.6 million, $2.6 million, $14.5 million, $365.6 million and $402.5 million, respectively. These securitizations were transacted for a number of reasons. First, the Association needed to enhance its risk-based capital ratios. The high quality of the mortgage-backed securities received in exchange for the mortgage loans require a risk-based capital weighting of only 20% whereas the underlying mortgage loans would have required a risk-based capital weighting of 50%. Second, none of the mortgage-backed securities created have recourse provisions. As a result, these securities mitigate the credit risk inherent in the underlying loans. Third, at times the Association securitizes mortgage loans to balance the diversification of its mortgage loan portfolio, thereby reducing the concentration of loans in any one state or region of the country. And finally, mortgage-backed securities are more readily accepted as collateral for wholesale-type borrowings than whole loans and thus have the effect of enhancing funding flexibility on a cost-effective basis.


  Allowance For Loan Losses. As a result of certain credit, appraisal, and underwriting risks and uncertainties, potential credit losses are implicit in the business of originating or investing in single-family residential real estate, consumer, income property, and commercial loans. Accordingly, management determines a provision necessary to maintain an allowance for loan losses which it believes is adequate for potential losses at each period end. The evaluation of the loan portfolio for potential losses includes a review on a periodic basis of the financial status and credit standing of certain individual borrowers and/or, an evaluation of available collateral. In addition, management's judgment regarding prevailing and anticipated economic conditions, the impact of those conditions on property values, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to Northeast Savings, the overall loan portfolio quality and the level of loan charge-offs are considered in evaluating the adequacy of the allowance for loan losses. Although management believes that the allowance is adequate, if events or economic conditions change, there can be no assurance that losses, which could be substantial in relation to the size of the allowance, will not be sustained in any given year. Further, no assurance can be given that future increases to the allowance might not result because of the economy for a particular region or the financial difficulties of a particular borrower.

  Management has established a monitoring system for its loan portfolio to identify potential problem loans and to permit periodic evaluations of the adequacy of the allowance for loan losses in a timely manner. The loan portfolio is comprised of the following major categories: single-family residential real estate loans, consumer loans, income property loans, and commercial loans. In analyzing these categories, management has established specific monitoring policies and procedures which it believes are suitable for the relative risk profile and other characteristics of the loans within the various portfolios. The Association's single-family residential real estate and consumer loans are relatively homogeneous. Therefore, in general, management reviews its residential and consumer portfolios by analyzing their performance and the composition of their collateral for the portfolios as a whole. Loans originated since 1989 which are more than 30 days past due are reviewed on a monthly basis by a product performance committee comprised of senior officers, which assesses both the product type and the individual originators for potential trends. Also on a monthly basis, all residential loans greater than $1,000,000 are reviewed by the Board of Directors. Additionally, all loans greater than $1,000,000 which are more than sixty days past due are reviewed quarterly by the Association's Asset Classification Committee (see below). Since Northeast Savings originates primarily adjustable rate mortgage loans, management regularly monitors the status of this portfolio as compared with its total portfolio and reviews the corresponding loss experience. The impact of negative amortization type loans is considered in the review as well, although the Association has not originated any of these loans since July 1991. Trends are being closely monitored in the current recessionary environment, particularly in the Northeast and California, the Association's two primary market areas, to determine if any additional changes need to be made to either underwriting standards or to the allowance for loan losses.

  Northeast Savings' monitoring process for the income property and commercial portfolios includes an annual review by loan personnel of all loans greater than $100,000, regardless of performance. In addition, on a monthly basis, the Board of Directors and senior management review specific loans and detailed delinquency information, including a review of loans which are less than $100,000 about which management has particular concerns and a review of loans to related parties. As a result of this monitoring process, approximately 97% of the income property loan portfolio is reviewed on a regular basis.

  Finally, Northeast Savings has an Asset Classification Committee comprised of senior executive officers which meets quarterly to determine which loans should be classified as Pass, Special Mention, Substandard, Doubtful, or Loss. A brief description of these classifications follows:

    A Pass loan is considered of sufficient quality to preclude a Special Mention or an adverse rating. Pass loans generally are well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

    A Special Mention loan does not currently expose the Association to a sufficient degree of risk to warrant an adverse classification. However, it does possess potential weaknesses deserving management's close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the institution's credit position at some future date. Special mention loans are not adversely classified since they do not expose an institution to sufficient risk to warrant adverse classification.

    A loan classified Substandard is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Substandard loans totaled $76.4 million at December 31, 1993.

    Loans classified as Doubtful have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable, based on currently existing facts, conditions, and values. The Association views the Doubtful classification as a temporary category. The Association had no loans classified as Doubtful at December 31, 1993.

    Loans classified as Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific valuation allowance or charge-off is not warranted. A Loss classification does not necessarily mean that a loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing off a basically worthless loan even though partial recovery may occur in the future. The Association had no loans classified as Loss at December 31, 1993.

  In addition to the aforementioned procedures, the results of the Asset Classification Committee are reviewed quarterly by the Audit Committee of the Board of Directors. See the Regulations section for a further discussion of classification of loans.

  The following table presents a reconciliation of the Association's classified loans to its non-accrual loans, restructured loans, and real estate and other assets acquired in settlement of loans (REO) at December 31, 1993 and 1992. Further information regarding non-accrual loans, restructured loans, and REO may be found in the following pages.

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1993        1992
                                                        ----------- -----------
                                                        SUBSTANDARD SUBSTANDARD
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
Non-accrual:
  Single-family residential real estate loans..........  $ 65,770    $ 87,949
  Consumer loans.......................................     1,315       1,741
  Income property loans................................       377       5,299
                                                         --------    --------
  Total non-accrual loans..............................    67,462      94,989
    Less non-classified loans*.........................     2,914       4,578
                                                         --------    --------
                                                           64,548      90,411
                                                         --------    --------
Restructured...........................................     1,641       1,100
                                                         --------    --------
REO:
  Single-family residential............................    57,165      83,605
  Hotels...............................................     6,453       6,408
  Apartment building...................................     5,270       4,464
  Office and industrial complexes, land................     3,357       2,499
  Real estate brokerage operations.....................     1,744       1,544
  Residential subdivisions.............................       973         856
                                                         --------    --------
    Total REO..........................................    74,962      99,376
                                                         --------    --------
      Less real estate brokerage operations not
       classified......................................     1,041         744
                                                         --------    --------
      Total classified REO.............................    73,921      98,632
                                                         --------    --------
Potential problem loans................................    10,215       2,289
                                                         --------    --------
    Total classified loans and classified REO..........  $150,325    $192,432
                                                         ========    ========
Total classified loans and classified REO as a percent
 of total gross loans..................................      7.67%       8.22%
                                                         ========    ========
Total allowance for loan losses as a percent of total
 classified loans......................................     18.81%      10.92%
                                                         ========    ========

- --------
* At December 31, 1993 and 1992, respectively, $2.9 million and $4.6 million of non-accrual loans were not classified. These loans identified as non-accrual but not classified were primarily single-family residential loans which were guaranteed through government programs or which have full recourse against the servicer.

  Potential problem loans amounted to approximately $10.2 million at December 31, 1993. Potential problem loans are currently performing and have not been restructured but compliance with the present loan repayment terms is doubtful based on management's assessment of possible credit problems of the borrowers. These potential problem loans have been included above as substandard loans.

  The following table reflects the activity in the allowance for loan losses for the periods indicated:

                                        FOR THE
                         FOR THE YEAR NINE MONTHS
                            ENDED        ENDED     FOR THE YEARS ENDED MARCH 31,
                         DECEMBER 31, DECEMBER 31, -------------------------------
                             1993         1992       1992       1991       1990
                         ------------ ------------ ---------  ---------  ---------
                                         (DOLLARS IN THOUSANDS)
Balance, beginning of
 period.................   $21,020      $17,084    $  14,305  $  11,902  $   8,729
Provision for loan
 losses.................    23,300       16,300       10,200      8,900      6,672
Charge-offs:
  Single-family
   residential real
   estate loans.........   (14,835)     (12,305)      (6,264)    (1,902)    (1,084)
  Consumer loans........      (393)        (373)        (846)    (1,837)    (3,609)
  Income property loans.    (1,395)          --         (652)      (133)        --
  Commercial loans......        --           --         (389)    (3,860)        --
                           -------      -------    ---------  ---------  ---------
    Total charge-offs...   (16,623)     (12,678)      (8,151)    (7,732)    (4,693)
                           -------      -------    ---------  ---------  ---------
Recoveries:
  Single-family
   residential real
   estate loans.........       176            8           29        160        330
  Consumer loans........       398          306          459      1,075        864
  Income property loans.        --           --          183         --         --
  Commercial loans......        --           --           59         --         --
                           -------      -------    ---------  ---------  ---------
    Total recoveries....       574          314          730      1,235      1,194
                           -------      -------    ---------  ---------  ---------
Net charge-offs.........   (16,049)     (12,364)      (7,421)    (6,497)    (3,499)
                           -------      -------    ---------  ---------  ---------
Balance, end of period..   $28,271      $21,020    $  17,084  $  14,305  $  11,902
                           =======      =======    =========  =========  =========
    Total net charge-
     offs during the
     period to average
     loans outstanding
     during the period..       .69%         .54%         .30%       .23%       .10%

  The following table summarizes net charge-offs/(recoveries) by state for the year ended December 31, 1993:

                         SINGLE-FAMILY
                          RESIDENTIAL                         INCOME
 STATE                    REAL ESTATE        CONSUMER        PROPERTY         TOTAL
 -----                   --------------  ----------------  -------------  --------------
                         AMOUNT    %     AMOUNT     %      AMOUNT   %     AMOUNT    %
                         ------- ------  ------ ---------  ------ ------  ------- ------
                                            (DOLLARS IN THOUSANDS)
California.............. $ 9,773  66.67%  $--          --% $   --     --% $ 9,773  60.90%
Massachusetts...........   2,221  15.15    91   (1,820.00)    317  22.72    2,629  16.38
New Hampshire...........      36    .25    --          --   1,078  77.28    1,114   6.94
New Jersey..............   1,106   7.55    --          --      --     --    1,106   6.89
Connecticut.............     990   6.75   (92)   1,840.00      --     --      898   5.60
New York................     247   1.68    (4)      80.00      --     --      243   1.51
Other...................     286   1.95    --          --      --     --      286   1.78
                         ------- ------   ---   ---------  ------ ------  ------- ------
   Total................ $14,659 100.00%  $(5)     100.00% $1,395 100.00% $16,049 100.00%
                         ======= ======   ===   =========  ====== ======  ======= ======

  The following table summarizes the Association's net charge-offs to average loans outstanding for the periods indicated.

                                         FOR THE
                            FOR THE    NINE MONTHS              FOR THE
                           YEAR ENDED     ENDED          YEARS ENDED MARCH 31,
                          DECEMBER 31, DECEMBER 31, ----------------------------------
                              1993         1992        1992        1991        1990
                          ------------ ------------ ----------  ----------  ----------
                                            (DOLLARS IN THOUSANDS)
Single-family
 residential real estate
 loans:
  Average gross loans...   $2,193,138   $2,162,684  $2,302,909  $2,636,709  $2,907,581
  Net charge-offs.......      (14,659)     (12,297)     (6,235)     (1,742)       (754)
  Net charge-
   offs/Average loans...          .67%         .57%        .27%        .07%        .03%
Consumer loans:
  Average gross loans...   $   42,406   $   57,760  $   78,078  $  112,512  $  307,693
  Net charge-offs.......            5          (67)       (387)       (762)     (2,745)
  Net charge-
   offs/Average loans...          .01%         .12%        .50%        .68%        .89%
Income property loans:
  Average gross loans...   $   78,712   $   88,769  $  106,622  $  119,854  $  135,886
  Net charge-offs.......       (1,395)          --        (469)       (133)         --
  Net charge-
   offs/Average loans...         1.77%          --         .44%        .11%         --
Commercial loans:
  Average gross loans...   $      225   $      862  $      834  $    5,884  $    5,614
  Net charge-offs.......           --           --        (330)     (3,860)         --
  Net charge-
   offs/Average loans...           --           --       39.57%      65.60%         --

  The increases in the ratio of single-family residential real estate loan net charge-offs to average loans for the periods ended December 31, 1993 and 1992, and March 31, 1992 were due to general economic conditions, particularly the recessions in New England and California. The lingering recessionary environment caused high rates of unemployment and reduced family income levels which resulted in declining real estate values and increased delinquencies and foreclosures. Net charge-offs due to losses on single-family residential loans in California totaled $9.8 million, $6.2 million, and $2.2 million for the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, respectively. These charge-offs were due largely to the severity of the recession in California which resulted from several factors, including the deterioration of the California real estate market. In the single-family residential sector of this market, existing home sales and property values have continued to decline, particularly with respect to homes with original values greater than $500,000. The increase in single-family residential charge-offs, which began in late 1992 and continued into 1993, indicated that the risk in the single-family residential loan portfolio was higher than indicated by previous analysis. As a result, management increased the provision for loan losses to $23.3 million for the year ended December 31, 1993. Net charge-offs on income property loans for the year ended December 31, 1993 resulted from charge-offs of $1.1 million and $300,000 on two income property loans in New Hampshire and Massachusetts, respectively. Both loans were collateralized by office buildings. The increase in net charge-offs on income property loans for the year ended March 31, 1992 was due primarily to net charge-offs of $280,000 on two residential subdivision loans originated in 1989 and $220,000 on an industrial warehouse loan. A further discussion of loan charge-offs may be found in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition.

  The nature of the allowance for loan losses is such that it is not possible to allocate it to specific loans with a high degree of precision. However, the allowance has been allocated for the periods indicated in the following table to broad categories of loans to indicate management's assessment of the relative risk characteristics of those types of loans and consideration of other factors. This allocation is based not only on an evaluation of specifically identified loans, but also includes considerations of historical loan losses, levels of non-accrual and restructured loans, if any, and an assessment of local and regional economic conditions and other factors which may influence risk. Activity in the allowance for loan losses is also discussed in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition.

  The following table shows the allocation of the allowance for loan losses to the various loan types at the dates indicated:

                               DECEMBER 31,                 MARCH 31,
                            --------------------  -------------------------------
 ALLOWANCE FOR LOAN LOSSES
       APPLICABLE TO:         1993       1992       1992       1991       1990
 -------------------------  ---------  ---------  ---------  ---------  ---------
                                             (IN THOUSANDS)
Single-family
 residential real
 estate loans...........    $  25,751  $  17,611  $  10,296  $   7,437  $   2,627
Consumer loans..........          300        300      2,000      2,170      4,368
Income property loans...          800      2,108      2,675      3,100      3,696
Commercial loans........           --         --         87        400        618
Unallocated.............        1,420      1,001      2,026      1,198        593
                            ---------  ---------  ---------  ---------  ---------
                            $  28,271  $  21,020  $  17,084  $  14,305  $  11,902
                            =========  =========  =========  =========  =========
                            PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
                            -----------------------------------------------------
                               DECEMBER 31,*               MARCH 31,*
                            --------------------  -------------------------------
                              1993       1992       1992       1991       1990
                            ---------  ---------  ---------  ---------  ---------
Single-family
 residential real estate
 loans..................        94.49%     94.24%     93.30%     91.77%     90.94%
Consumer loans..........         1.81       2.13       2.73       3.49       4.32
Income property loans...         3.70       3.62       3.96       4.68       4.52
Commercial loans........           --       . 01        .01        .06        .22
                            ---------  ---------  ---------  ---------  ---------
                               100.00%    100.00%    100.00%    100.00%    100.00%
                            =========  =========  =========  =========  =========

- --------
* The gross loan portfolio balances used in the calculations are net of unearned discounts, deferred origination fees, and the undisbursed portion of loans in process.

  At the dates indicated, the percentage distribution of the allowance for loan losses was as follows:

                                                DECEMBER 31,
                                  -----------------------------------------
                                          1993                 1992
                                  -------------------- --------------------
                                             AS A% OF             AS A% OF
                                   AS A% OF  THE TOTAL  AS A% OF  THE TOTAL
                                  GROSS LOAN ALLOWANCE GROSS LOAN ALLOWANCE
    ALLOWANCE FOR LOAN LOSSES     PORTFOLIO  FOR LOAN  PORTFOLIO  FOR LOAN
         APPLICABLE TO:            BALANCE*   LOSSES    BALANCE*   LOSSES
    -------------------------     ---------- --------- ---------- ---------
Single-family residential real
 estate loans....................    1.47%     91.09%      .85%     83.78%
Consumer loans...................     .85       1.06       .60       1.43
Income property loans............    1.11       2.83      2.50      10.03
Commercial loans.................      --         --        --         --
Unallocated......................      **       5.02        **       4.76
                                              ------               ------
Total............................    1.45%    100.00%      .90%    100.00%
                                              ======               ======

                                                    MARCH 31,
                          --------------------------------------------------------------
                                  1992                 1991                 1990
                          -------------------- -------------------- --------------------
                                     AS A% OF             AS A% OF             AS A% OF
                           AS A% OF  THE TOTAL  AS A% OF  THE TOTAL  AS A% OF  THE TOTAL
                          GROSS LOAN ALLOWANCE GROSS LOAN ALLOWANCE GROSS LOAN ALLOWANCE
                          PORTFOLIO  FOR LOAN  PORTFOLIO  FOR LOAN  PORTFOLIO  FOR LOAN
   ALLOWANCE FOR LOAN      BALANCE*   LOSSES    BALANCE*   LOSSES    BALANCE*   LOSSES
 LOSSES APPLICABLE TO:    ---------- --------- ---------- --------- ---------- ---------
Single-family residen-
 tial real estate loans.      .55%     60.85%      .36%     52.09%      .12%     22.18%
Consumer loans..........     3.08      11.71      2.39      15.17      3.53      36.60
Income property loans...     2.84      15.07      2.55      21.57      2.83      31.05
Commercial loans........    29.49        .51     24.07       2.80      9.59       5.19
Unallocated.............       **      11.86        **       8.37        **       4.98
                                      ------               ------               ------
Total...................      .72%    100.00%      .55%    100.00%      .41%    100.00%
                                      ======               ======               ======

- --------
 * The gross loan portfolio balance is net of unearned discounts, deferred origination fees, and the undisbursed portion of loans in process.
** For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential allocation.

  The allowance for loan losses as a percentage of non-accrual loans by loan category was as follows:

                                          DECEMBER 31,        MARCH 31,
                                          -------------  ---------------------
                                           1993   1992    1992    1991   1990
                                          ------  -----  ------  ------  -----
Single-family residential real estate....  41.31% 21.16%  11.43%  10.42% 10.57%
Consumer.................................  22.81  17.23  103.57  115.92  88.64
Income property.......................... 212.20  39.78  112.77   25.89  49.74
Commercial...............................      *      *       *  350.88      *
Unallocated..............................     **     **      **      **     **
Total allowance to total non-accrual
 loans...................................  41.91% 22.13%  15.24%  14.78% 27.79%

- --------
 * There were no non-accrual commercial loans at the dates indicated.
** For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential real estate allocation.

  The ratios of the allowance for loan losses to non-accrual loans since 1990 reflect a change in composition of the allowance which corresponds to the change in the composition of the Association's non-accrual loans, specifically the increase in single-family residential non-accrual loans as a percentage of total non-accrual loans. At December 31, 1993 and 1992, and March 31, 1992 and 1991, single-family residential non-accrual loans were 97.5%, 92.6%, 96.2%, and 85.6%, respectively, of non-accrual loans. At March 31, 1990, the percentage was only 71.1%.

  At December 31, 1993 and 1992, the decreased ratios of the allowance for loan losses to non-accrual consumer loans reflect significant charge-offs made during the years ended March 31, 1992 and 1991, which resulted in a portfolio with generally lower risk. The Association's consumer loans, which totaled 1.8% of the total loan portfolio at December 31, 1993, consist primarily of well-seasoned loans collateralized by deposit accounts or real estate. At December 31, 1993, 25.1% of the Association's consumer loans were collateralized by deposit accounts, while 61.7% consisted of loans collateralized by real estate.

  The non-accrual income property loans at December 31, 1993 consist primarily of loans which have been reserved to their estimated fair values based on current appraisals. The Association's income property loan portfolio, totaling 4.1% of the total loan portfolio at December 31, 1993, consists of well-seasoned loans, most of which were originated prior to 1986.

Non-Accrual Loans. Non-accrual loans are loans on which the accrual of interest has been discontinued. Northeast Savings' policy is to discontinue the accrual of interest on loans and to reverse previously accrued interest when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued and previously accrued interest is reversed whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current, the Association discontinues accruing interest on that loan when foreclosure is brought about by other owner defaults. When the interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected. For all of the periods noted below, Northeast Savings had no loans more than ninety days past due on which interest was still accruing. The total interest income that would have been recorded for the year ended December 31, 1993 on non-accrual loans, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was $4.8 million. The amount of interest income which was included in net income for the year ended December 31, 1993 on those loans was $1.3 million. The following is a table of non-accrual loans along with the percentage to total gross loans and total assets as of the dates indicated.

                                   DECEMBER 31,            MARCH 31,
                                  ----------------  --------------------------
                                   1993     1992      1992     1991     1990
                                  -------  -------  --------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Single-family residential real
 estate loans.................... $65,770  $87,949  $107,791  $82,854  $30,465
Consumer loans...................   1,315    1,741     1,931    1,872    4,928
Income property loans............     377    5,299     2,372   11,975    7,431
Commercial loans.................      --       --        --      114       --
                                  -------  -------  --------  -------  -------
                                  $67,462  $94,989  $112,094  $96,815  $42,824
                                  =======  =======  ========  =======  =======
As a percentage of total gross
 loans...........................    3.44%    4.06%     4.69%    3.71%    1.48%
                                  =======  =======  ========  =======  =======
As a percentage of total assets..    1.72%    2.43%     2.93%    2.13%     .86%
                                  =======  =======  ========  =======  =======

  The high levels of non-accrual loans as a percentage of total loans in recent years is primarily a result of general economic conditions in the Association's primary markets, particularly the recessions in New England and California. The decreases in non-accrual loans at December 31, 1993 and 1992 from March 31, 1992 were primarily due to increased foreclosures of the underlying collateral securing the loans. The following table presents the Association's gross non-accrual loans by state at the dates indicated. Complete state-by-state information for the year ended March 31, 1990 is not available.

                                             DECEMBER 31,
                        -------------------------------------------------------
                                   1993                        1992
                        --------------------------- ---------------------------
                                         PERCENT OF                  PERCENT OF
                         NON-   PERCENT     NON-     NON-   PERCENT     NON-
                        ACCRUAL OF LOANS  ACCRUAL   ACCRUAL OF LOANS  ACCRUAL
                         LOANS  IN STATE   LOANS     LOANS  IN STATE   LOANS
                        ------- -------- ---------- ------- -------- ----------
                                        (DOLLARS IN THOUSANDS)
California............. $35,970   3.90%     53.32%  $43,671   3.51%     45.98%
New York...............  13,942   5.33      20.67    16,975   5.88      17.87
Connecticut............   7,691   2.68      11.40    10,227   3.36      10.77
New Jersey.............   3,789   6.62       5.62     7,600  10.60       8.00
Massachusetts..........   2,647   1.48       3.92     5,190   3.07       5.46
New Hampshire..........      95   1.27        .14     5,086  35.68       5.35
Other..................   3,328   1.35       4.93     6,240   2.50       6.57
                        -------            ------   -------            ------
  Total................ $67,462   3.44%    100.00%  $94,989   4.06%    100.00%
                        =======            ======   =======            ======

                                              MARCH 31,
                       --------------------------------------------------------
                                   1992                        1991
                       ---------------------------- ---------------------------
                                         PERCENT OF                  PERCENT OF
                         NON-   PERCENT     NON-     NON-   PERCENT     NON-
                       ACCRUAL  OF LOANS  ACCRUAL   ACCRUAL OF LOANS  ACCRUAL
                        LOANS   IN STATE   LOANS     LOANS  IN STATE   LOANS
                       -------- -------- ---------- ------- -------- ----------
                                        (DOLLARS IN THOUSANDS)
California............ $ 44,982   3.88%     40.13%  $24,703   2.07%     25.52%
New York..............   20,344   6.19      18.15    13,065   3.80      13.49
Connecticut...........   13,906   4.44      12.41    24,834   7.07      25.65
New Jersey............   10,952  13.06       9.77     9,602   9.91       9.92
Massachusetts.........   14,250   6.90      12.71    14,077   6.09      14.54
New Hampshire.........      287   1.89        .26       465   2.66        .48
Other.................    7,373   2.60       6.57    10,069   2.68      10.40
                       --------            ------   -------            ------
  Total............... $112,094   4.69%    100.00%  $96,815   3.71%    100.00%
                       ========            ======   =======            ======

  The following table presents the Association's non-accrual loans by state and property type at December 31, 1993:

                                         SINGLE-FAMILY
                                          RESIDENTIAL            INCOME
                                          REAL ESTATE  CONSUMER PROPERTY  TOTAL
                                         ------------- -------- -------- -------
                                                     (IN THOUSANDS)
California..............................    $35,970     $   --    $ --   $35,970
New York................................     13,377        565      --    13,942
Connecticut.............................      6,993        325     373     7,691
New Jersey..............................      3,789         --      --     3,789
Massachusetts...........................      2,608         35       4     2,647
New Hampshire...........................         88          7      --        95
Other...................................      2,945        383      --     3,328
                                            -------     ------    ----   -------
  Total.................................    $65,770     $1,315    $377   $67,462
                                            =======     ======    ====   =======

  The table which follows shows the loan-to-value ratios based on the original appraisal and the current loan balance of the Association's single-family residential non-accrual loans at the dates indicated.

                                                        DECEMBER 31,
                                                       --------------- MARCH 31,
                                                        1993    1992     1992
                                                       ------- ------- ---------
                                                            (IN THOUSANDS)
 Greater than 90%..................................... $   377 $   764  $   565
   85% - 90%..........................................     324     196      155
   80% - 85%..........................................      84     201      832
   75% - 80%..........................................  19,339  29,386   32,354
   70% - 75%..........................................  15,239  11,238   18,376
   65% - 70%..........................................  10,038  15,146   21,793
   60% - 65%..........................................   5,599   5,933    2,795
 under 60%............................................   7,816  11,361   11,588
                                                       ------- -------  -------
                                                       $58,816 $74,225  $88,458
                                                       ======= =======  =======

  The remaining $7.0 million, $13.7 million, and $19.3 million of single-family residential non-accrual loans at December 31, 1993 and 1992, and March 31, 1992, respectively, was serviced by other servicers. As a result, the above information is not available for these loans. In addition, information regarding loan-to-value ratios for years prior to the year ended March 31, 1992 is not available.

  Loan-to-value ratios for income property non-accrual loans are based on 1993 appraisals and current loan balances. At December 31, 1993 and 1992, all of the income property non-accrual loans were in the 85-90% category. At March 31, 1992, all of the income property non-accrual loans were in the 80-85% category.

  Non-accrual loans are discussed further in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition.

  Delinquent Loans. While non-accrual loans are generally loans which are more than ninety days past due, delinquent loans are all loans more than thirty days past due, including non-accrual loans. The following table presents the principal amount of the Association's delinquencies by loan types at the dates indicated:

                                  DECEMBER 31, 1993                     DECEMBER 31, 1992
                          ------------------------------------  ------------------------------------
                           30-59    60-89   90-DAYS              30-59    60-89   90-DAYS
                           DAYS     DAYS    AND OVER   TOTAL     DAYS     DAYS    AND OVER   TOTAL
                          -------  -------  --------  --------  -------  -------  --------  --------
                                                (DOLLARS IN THOUSANDS)
Single-family residen-
 tial real estate.......  $30,497  $13,139  $ 65,770  $109,406  $45,931  $15,658  $87,949   $149,538
Consumer................      438       82     1,315     1,835    1,074      150    1,741      2,965
Income property.........    2,825      916       377     4,118        7      932    5,299      6,238
Commercial..............       --       77        --        77       --       --       --         --
                          -------  -------  --------  --------  -------  -------  -------   --------
 Total..................  $33,760  $14,214  $ 67,462  $115,436  $47,012  $16,740  $94,989   $158,741
                          =======  =======  ========  ========  =======  =======  =======   ========
Percent of total gross
 loan portfolio.........     1.72%     .73%     3.44%     5.89%    2.01%     .71%    4.06%      6.78%
                          =======  =======  ========  ========  =======  =======  =======   ========
Percent of total assets.      .86%     .36%     1.72%     2.94%    1.20%     .43%    2.43%      4.06%
                          =======  =======  ========  ========  =======  =======  =======   ========
                                   MARCH 31, 1992                        MARCH 31, 1991
                          ------------------------------------  ------------------------------------
                           30-59    60-89   90 DAYS              30-59    60-89   90 DAYS
                           DAYS     DAYS    AND OVER   TOTAL     DAYS     DAYS    AND OVER   TOTAL
                          -------  -------  --------  --------  -------  -------  --------  --------
Single-family residen-
 tial real estate.......  $49,741  $15,451  $107,791  $172,983  $62,817  $29,286  $82,854   $174,957
Consumer................    1,038      307     1,931     3,276    1,965      804    1,872      4,641
Income property.........       36    6,739     2,372     9,147    3,585      187   11,975     15,747
Commercial..............       --       --        --        --       23       --      114        137
                          -------  -------  --------  --------  -------  -------  -------   --------
 Total..................  $50,815  $22,497  $112,094  $185,406  $68,390  $30,277  $96,815   $195,482
                          =======  =======  ========  ========  =======  =======  =======   ========
Percent of total gross
 loan portfolio.........     2.12%     .94%     4.69%     7.75%    2.62%    1.16%    3.71%      7.49%
                          =======  =======  ========  ========  =======  =======  =======   ========
Percent of total assets.     1.33%     .59%     2.93%     4.85%    1.50%     .67%    2.13%      4.30%
                          =======  =======  ========  ========  =======  =======  =======   ========

  The following table presents the principal amount of the Association's loan delinquencies and delinquency ratios by state as of the dates indicated:

                                DECEMBER 31, 1993               DECEMBER 31, 1992                MARCH 31, 1992
                         ------------------------------- ------------------------------- -------------------------------
                                              PERCENT OF                      PERCENT OF                      PERCENT OF
                         DELINQUENT  PERCENT    TOTAL    DELINQUENT  PERCENT    TOTAL    DELINQUENT  PERCENT    TOTAL
                         LOANS (OVER OF LOANS DELINQUENT LOANS (OVER OF LOANS DELINQUENT LOANS (OVER OF LOANS DELINQUENT
                          30 DAYS)   IN STATE   LOANS     30 DAYS)   IN STATE   LOANS     30 DAYS)   IN STATE   LOANS
                         ----------- -------- ---------- ----------- -------- ---------- ----------- -------- ----------
                                                             (DOLLARS IN THOUSANDS)
California..............  $ 59,883     6.50%     51.88%   $ 72,547     5.83%     45.70%   $ 69,502     5.99%     37.48%
New York................    17,637     6.75      15.28      22,684     7.85      14.29      30,482     9.28      16.44
Connecticut.............    11,831     4.12      10.25      15,834     5.19       9.97      23,019     7.35      12.42
New Jersey..............     5,371     9.39       4.65       9,187    12.81       5.79      13,347    15.91       7.20
Massachusetts...........     5,624     3.15       4.87       9,753     5.77       6.14      15,581     7.54       8.40
New Hampshire...........       104     1.39        .09       5,185    36.81       3.27       6,303    70.05       3.40
Other*..................    14,986     6.07      12.98      23,551     9.42      14.84      27,172     9.39      14.66
                          --------              ------    --------              ------    --------              ------
 Total..................  $115,436     5.89%    100.00%   $158,741     6.78%    100.00%   $185,406     7.75%    100.00%
                          ========              ======    ========              ======    ========              ======

- --------
* State-by-state information is not available for certain purchased loans serviced by others which were 30-59 days delinquent at the dates indicated. These loans, which are included in "other" loans, totaled $9.4 million, $11.7 million, and $17.2 million at December 31, 1993 and 1992, and March 31, 1992, respectively.

  Real Estate and Other Assets Acquired in Settlement of Loans. REO results when property collateralizing a loan is foreclosed upon or otherwise acquired in satisfaction of the loan. REO is recorded by the Association at the lower of the recorded investment in the loan or fair value less estimated costs to sell.

  When a borrower fails to make required payments on a loan and does not cure the delinquency promptly, the Association takes the steps required under applicable law to foreclose upon the property collateralizing the loan. If a delinquency is not cured, the property is generally acquired by the Association in a foreclosure sale or by taking a deed in lieu of foreclosure. If the applicable period of redemption by the borrower (which varies from state to state and by method of foreclosure pursued) has expired, the Association is free to sell the property.

  The remedies available to lenders when a residential mortgage borrower is in default vary from state to state. Certain states have antideficiency and homeowner provisions which limit the Association's ability to foreclose upon, or otherwise obtain ownership of, the property collateralizing the loan and which prevent the Association from recovering from the borrower any deficiency realized from the sale of such property. In these states the Association generally has an option to sue on the note in lieu of a judicial foreclosure.

  The activity in the Association's REO is presented in the following table:

                          FOR THE YEAR FOR THE NINE   FOR THE YEARS ENDED
                             ENDED     MONTHS ENDED        MARCH 31,
                          DECEMBER 31, DECEMBER 31, --------------------------
                              1993         1992       1992     1991     1990
                          ------------ ------------ --------  -------  -------
                                            (IN THOUSANDS)
Beginning balance........   $ 99,376     $ 61,208   $ 22,123  $ 4,879  $ 5,363
Foreclosures, net........     61,228       66,377     58,259   21,726    6,828
Capitalized expenses.....      2,226        1,333        998      312        5
Less:
  Sales..................    (77,120)*    (22,448)   (16,726)  (5,933)  (5,872)
  Valuation adjustments..    (10,082)      (3,823)        --       --       --
  Mortgage insurance re-
   ceipts................       (558)        (806)    (1,165)  (1,082)    (740)
  Other..................       (108)      (2,465)    (2,281)   2,221     (705)
                            --------     --------   --------  -------  -------
Ending balance...........   $ 74,962     $ 99,376   $ 61,208  $22,123  $ 4,879
                            ========     ========   ========  =======  =======

- --------
* During the quarter ended September 30, 1993, $30.3 million of REO was sold in a single transaction. The total loss on the sale was $6.8 million, including a provision of $6.0 million recorded in June in anticipation of the sale. Excluding this sale, sales of REO for the year ended December 31, 1993 totaled $52.8 million.

  The following table presents Northeast Savings' REO by property type at the dates indicated.

                                     DECEMBER 31,           MARCH 31,
                                    ----------------  ------------------------
                                     1993     1992     1992     1991     1990
                                    -------  -------  -------  -------  ------
                                            (DOLLARS IN THOUSANDS)
Single-family residential.......... $57,165  $83,605  $42,055  $11,484  $4,879
Hotels.............................   6,453    6,408    7,990    7,904      --
Apartment buildings................   5,270    4,464    4,273       --      --
Office, retail, industrial com-
 plexes; land......................   3,357    2,499    2,789      270      --
Real estate brokerage operations...   1,744    1,544    2,812    2,465      --
Residential subdivisions...........     973      856    1,289       --      --
                                    -------  -------  -------  -------  ------
  REO, net......................... $74,962  $99,376  $61,208  $22,123  $4,879
                                    =======  =======  =======  =======  ======
Percent of total assets............    1.91%    2.54%    1.60%     .49%    .10%
                                    =======  =======  =======  =======  ======

  The following table shows the detail of Northeast Savings' REO by state:

                                           DECEMBER 31,         MARCH 31,
                                          --------------- ----------------------
                                           1993    1992    1992    1991    1990
                                          ------- ------- ------- ------- ------
                                                      (IN THOUSANDS)
California............................... $47,970 $63,836 $23,992 $ 2,977 $   --
Connecticut..............................  10,650  14,820  21,817   8,290     69
South Carolina...........................   5,223   5,233   5,290   5,500     35
Massachusetts............................   4,111   7,847   5,202     883    188
New York.................................   2,992   3,701     619     121    330
New Jersey...............................   2,302   2,500   1,232   1,348    392
Texas....................................     129     198     532     477  1,546
Arizona..................................      52      --     117     613    858
Georgia..................................      --     528     926     574    550
Other....................................   1,533     713   1,481   1,340    911
                                          ------- ------- ------- ------- ------
  REO, net............................... $74,962 $99,376 $61,208 $22,123 $4,879
                                          ======= ======= ======= ======= ======

  The following table details the Association's REO by state and property type at December 31, 1993:

                          CALIFORNIA NEW YORK CONNECTICUT NEW JERSEY MASSACHUSETTS OTHER   TOTAL
                          ---------- -------- ----------- ---------- ------------- ------ -------
                                                      (IN THOUSANDS)
Single-family residen-
 tial...................   $46,452    $2,992    $ 2,394     $2,302      $1,414     $1,611 $57,165
Income property:
 Hotels.................        --        --      1,230         --          --      5,223   6,453
 Apartment buildings....     1,518        --      3,704         --          --         48   5,270
 Office, retail, indus-
  trial complexes, land.        --        --        660         --       2,697         --   3,357
 Residential subdivi-
  sions.................        --        --        918         --          --         55     973
Other REO...............        --        --      1,744         --          --         --   1,744
                           -------    ------    -------     ------      ------     ------ -------
 Total..................   $47,970    $2,992    $10,650     $2,302      $4,111     $6,937 $74,962
                           =======    ======    =======     ======      ======     ====== =======

  The $24.4 million decrease in REO at December 31, 1993 from a year earlier was due primarily to the sale in a single transaction of $30.3 million of the Company's portfolio of single-family residential REO. The turnover of single-family residential REO has been relatively rapid. Of the $57.2 million of single-family residential REO at December 31, 1993, only thirty-four properties totaling $17.3 million were in the portfolio for longer than one year. The table below presents the aging of foreclosed properties at the dates indicated:

                                           DECEMBER 31,         MARCH 31,
                                          --------------- ----------------------
                                           1993    1992    1992    1991    1990
                                          ------- ------- ------- ------- ------
                                                      (IN THOUSANDS)
From 0 to 90 days........................ $15,313 $20,156 $23,710 $14,020 $2,805
From 91 to 180 days......................  11,745  25,557  11,678   3,082    474
From 181 to 270 days.....................   7,585  17,158   4,689   1,578    898
From 271 to 365 days.....................   7,715  10,508   6,316     166    288
From 1 to 1 1/2 years....................  11,087  11,894  11,835     637    178
From 1 1/2 years to 2 years..............   4,338   5,416     168     175    122
Over 2 years.............................  15,435   7,143      --      --    114
                                          ------- ------- ------- ------- ------
  Sub-total..............................  73,218  97,832  58,396  19,658  4,879
Real estate brokerage operations.........   1,744   1,544   2,812   2,465     --
                                          ------- ------- ------- ------- ------
  Total.................................. $74,962 $99,376 $61,208 $22,123 $4,879
                                          ======= ======= ======= ======= ======

  During the year ended December 31, 1993, 281 REO properties with a book value of $77.1 million, net of a $6.0 million provision on the single transaction sale noted above, were disposed of. Excluding the total loss of $6.8 million on the single transaction sale, net gains of $318,000 were recorded on the sale of all other REO properties. Additional discussion of REO may be found in Item 7:
Management's Discussion and Analysis of the Results of Operations and Financial Condition.

INVESTMENT ACTIVITIES

  Northeast Savings engages in investment activities for both investment and liquidity purposes. Northeast Savings maintains an investment securities portfolio, which consists primarily of U.S. government and agency securities, corporate obligations, bank and finance securities, asset-backed securities, collateralized mortgage obligations, Federal Home Loan Bank stock, and marketable equity securities. Other short-term investments held by Northeast Savings from time-to-time include interest-bearing deposits and federal funds sold. Northeast Savings also maintains a mortgage-backed securities portfolio consisting of securities issued and guaranteed by Government National Mortgage Association (GNMA), FHLMC, and FNMA in addition to publicly traded and rated mortgage-backed securities issued by private financial intermediaries.

  U.S. government and agency securities, corporate obligations, bank and finance securities, collateralized mortgage obligations, and mortgage-backed securities, which the Association has the intent and ability to hold until maturity, are classified as held-to-maturity and are carried at amortized cost; however, those securities which have been identified as assets which will be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from earnings and, reflecting the adoption of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," reported as a separate component of stockholders' equity. In addition, when management determines that a security has been impaired by a loss which is other than temporary, the Association writes the security down in accordance with its accounting policies as outlined in Note 1 to the Consolidated Financial Statements and ceases to accrue interest on it. At December 31, 1993, the Association had no investments which were deemed to have been impaired by an other than temporary loss.

  Northeast Savings is required by federal regulations to maintain a specified minimum amount of liquid assets which must be invested in certain securities. Management maintains liquidity at a level to assure adequate funds, taking into account anticipated cash flows and available sources of credit, and to afford future flexibility to meet deposit withdrawal requests and loan commitments. Northeast Savings' liquidity portfolio is carried in the available-for-sale portfolio at fair value. As required by federal regulations, Northeast Savings maintains its liquidity ratio above 5%, and its short term liquid asset ratio above 1% of net withdrawable deposits and borrowings payable in one year or less. For the year ended December 31, 1993, Northeast Savings' liquidity ratio averaged 5.67%, compared to 9.88% for the nine months ended December 31, 1992 and 5.83% and for the year ended March 31, 1992. For the same respective periods, the Association's short term liquid asset ratio averaged 2.34%, 5.00%, and 3.31%.

  The following tables reflect the carrying value of the Association's investment securities and the weighted average yield based on the amortized cost for each category at the dates indicated. Both the amortized cost and the fair value of these securities may be found in Note 5 to the Consolidated Financial Statements.

                                 DECEMBER 31,                 MARCH 31,
                          --------------------------- --------------------------
                                 1993          1992     1992     1991     1990
                          ------------------ -------- -------- -------- --------
                          CARRYING AMORTIZED
                           VALUE     COST
                          -------- ---------
                                              (IN THOUSANDS)
U.S. Government and
 agency obligations:
 Fixed..................  $     -- $     --  $     -- $    322 $    337 $    371
 Available-for-sale.....        --       --     9,982       --       --      497
Obligations of states
 and political subdivi-
 sions..................       432      432       466      491      525      529
Corporate securities:
 Fixed..................     4,254    4,254    13,566   16,538   21,933   22,871
 Available-for-sale.....        62       60       120       --       --   10,539
Bank and finance securi-
 ties:
 Fixed..................        --       --        --      497      493      491
 Variable...............        --       --    14,479   14,476   23,361   23,349
 Available-for-sale.....        --       --        --       --    4,967    5,204
Asset-backed securities:
 Available-for-sale.....    38,199   38,299    26,637       --       --       --
High-yield corporate se-
 curities:
 Fixed..................        --       --        --       --       --    3,862
 Variable...............        --       --        --       --       --       --
 Available-for-sale.....        --       --        --       --    1,300   12,194
Collateralized mortgage
 obligations:
 Fixed..................     4,784    4,784     9,526   73,105   30,415   32,619
 Variable...............     1,319    1,319     2,156    2,815    3,232    4,886
 Residual...............        --       --        --       --   65,810   89,514
 Available-for-sale.....    66,883   66,915    93,160   42,770   86,317       --
Federal Home Loan Bank
 stock..................    31,800   31,800    32,354   40,637   42,115   54,436
Marketable equity secu-
 rities:
 Equity investments.....        23       23    39,244   38,225   36,777   40,521
 Available-for-sale.....    57,710   42,102        --       --       23      190
                          -------- --------  -------- -------- -------- --------
Total investment securi-
 ties...................  $205,466 $189,988  $241,690 $229,876 $317,605 $302,073
                          ======== ========  ======== ======== ======== ========

                                                WEIGHTED AVERAGE YIELD
                                            ----------------------------------
                                            DECEMBER 31,       MARCH 31,
                                            --------------  ------------------
                                             1993    1992   1992  1991   1990
                                            ------  ------  ----  -----  -----
U.S. Government and agency obligations:
  Fixed....................................     --%     --% 7.52%  7.52%  7.52%
  Available-for-sale.......................     --    3.35    --     --  10.31
Obligations of states and political subdi-
 visions...................................   7.43    7.43  7.42   7.42   7.50
Corporate securities:
  Fixed....................................   6.82    7.17  7.31   6.20   6.13
  Available-for-sale.......................   9.88    9.88    --     --   8.79
Bank and finance securities:
  Fixed....................................     --      --  8.48   8.48   8.48
  Variable.................................     --    5.28  5.28   7.28   8.86
  Available-for-sale.......................     --      --    --   7.27   8.93
Asset-backed securities:
  Available-for-sale.......................   4.14    4.28    --     --     --
High-yield corporate securities:
  Fixed....................................     --      --    --     --  11.92
  Variable.................................     --      --    --     --     --
  Available-for-sale.......................     --      --    --  13.05  20.92
Collateralized mortgage obligations:
  Fixed....................................  10.28   10.28  7.09  10.22  10.24
  Variable.................................   5.18    5.89  7.29   9.31   9.72
  Residual.................................     --      --    --   6.29   8.11
  Available-for-sale.......................   5.42    6.16  7.47   8.65     --
Federal Home Loan Bank stock...............   7.00    7.00  8.20  10.77   9.26
Marketable equity securities...............   3.37    6.00  6.00   6.00   6.00
Total investment securities................   5.13%   6.09% 7.08%  8.01%  8.80%

  The following table shows the maturity distribution of the amortized cost and the weighted average yields based on amortized cost of Northeast Savings' investment securities at December 31, 1993. The carrying value of these securities may be found in a previous table. Changes in interest rates will affect the actual maturity.

                                                    MATURITY DISTRIBUTION
                          -----------------------------------------------------------------------------
                             WITHIN       OVER ONE TO    OVER FIVE TO
                            ONE YEAR       FIVE YEARS      TEN YEARS    OVER TEN YEARS       TOTAL
                          -------------  --------------  -------------  ---------------  --------------
                          AMOUNT  YIELD   AMOUNT  YIELD  AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
                          ------- -----  -------- -----  ------- -----  -------- ------  -------- -----
                                                   (DOLLARS IN THOUSANDS)
Obligations of states
 and political
 subdivisions...........  $    --   --%  $     21 6.00%  $   411 7.50%  $     --     --% $    432  7.43%
Corporate securities:
 Fixed..................       --   --      2,505 6.85       250 6.83      1,499   6.76     4,254  6.82
 Available-for-sale.....       60 9.88         --   --        --   --         --     --        60  9.88
Asset-backed securities:
 Available-for-sale.....   17,978 3.34     20,321 4.85        --   --         --     --    38,299  4.14
Collateralized mortgage
 obligations:
 Fixed..................       --   --         --   --        --   --      4,784  10.28     4,784 10.28
 Variable...............       --   --         --   --        --   --      1,319   5.18     1,319  5.18
 Available-for-sale.....       --   --     66,915 5.42        --   --         --     --    66,915  5.42
Federal Home Loan Bank
 stock..................       --   --         --   --        --   --     31,800   7.00    31,800  7.00
Marketable equity
 securities:
 Equity investments.....       --   --         --   --        --   --         23     --        23    --
 Available-for-sale.....       --   --     10,608 3.00    31,494 3.50         --     --    42,102  3.37
                          -------        --------        -------        --------         --------
Total investment
 securities.............  $18,038 3.36%  $100,370 5.08%  $32,155 3.58%  $ 39,425   7.32% $189,988  5.13%
                          =======        ========        =======        ========         ========

  The following table details the Standard and Poor's ratings for each major category of the Association's investments at December 31, 1993:

                            A1+      AAA     AA     A      BBB    NOT RATED   TOTAL
                          -------  -------  ----  ------  ------  ---------  --------
                                         (DOLLARS IN THOUSANDS)
Obligations of states
 and political
 subdivisions...........  $    --  $    --  $ --  $   --  $   --   $   432** $    432
Corporate securities:
 Fixed..................       --      499   499   1,503   1,753        --      4,254
 Available-for-sale.....       --       --    --      62      --        --         62
Asset-backed securities:
 Available-for-sale.....   15,449   22,750*   --      --      --        --     38,199
Collateralized mortgage
 obligations:
 Fixed..................       --    4,784    --      --      --        --      4,784
 Variable...............       --    1,319    --      --      --        --      1,319
 Available-for-sale.....       --   66,883    --      --      --        --     66,883
Federal Home Loan Bank
 stock..................       --       --    --      --      --    31,800     31,800
Marketable equity
 securities.............       --       --    --      --      --        23         23
 Available-for-sale.....       --       --    --      --      --    57,710     57,710
                          -------  -------  ----  ------  ------   -------   --------
 Total investment
  securities............  $15,449  $96,235  $499  $1,565  $1,753   $89,965   $205,466
                          =======  =======  ====  ======  ======   =======   ========
 Percent of portfolio...     7.52%   46.84%  .24%    .76%    .85%    43.79%    100.00%
                          =======  =======  ====  ======  ======   =======   ========

- --------
 *Of this amount, $1.6 million has been translated from Moody's rating of Aaa. **All obligations of states and political subdivisions are current.

  The carrying value of the Association's mortgage-backed securities and the weighted average yield based on amortized cost for each category at the dates indicated is detailed in the following tables. Both the amortized cost and the fair value of these mortgage-backed securities may be found in Note 6 and Note 21 to the Consolidated Financial Statements.

                                  DECEMBER 31,                     MARCH 31,
                         ------------------------------- ------------------------------
                                 1993            1992      1992      1991       1990
                         --------------------- --------- -------- ---------- ----------
                               CARRYING        AMORTIZED
                                 VALUE           COST
                         --------------------- ---------
                                                 (IN THOUSANDS)
GNMA:
  Fixed................. $       -- $       -- $     81  $ 14,762 $   47,305 $  129,880
  Adjustable............     33,583     33,583   19,589        --         --         --
  Available-for-sale....     10,565      9,855   12,732        --     29,070         --
FHLMC:
  Fixed.................      3,184      3,184    5,810    82,203    138,080    206,136
  Adjustable............    171,675    171,675  135,195    13,639         --    134,735
  Available-for-sale....      2,321      2,197   42,742        --    277,987         --
FNMA:
  Fixed.................     29,650     29,650   23,330    54,058    120,397    195,621
  Adjustable............    142,904    142,904  157,492   154,689    197,811    329,921
  Available-for-sale....         --         --       --        --     41,722    182,467
Private issuers:
  Fixed.................      8,323      8,323   14,957    24,828     32,215     69,107
  Adjustable............    941,567    941,567  473,318   336,573    447,971    130,975
  Available-for-sale....         --         --       --        --     38,109         --
                         ---------- ---------- --------  -------- ---------- ----------
Total mortgage-backed
 securities............. $1,343,772 $1,342,938 $885,246  $680,752 $1,370,667 $1,378,842
                         ========== ========== ========  ======== ========== ==========

                            WEIGHTED AVERAGE YIELD
                         ---------------------------------
                         DECEMBER 31,      MARCH 31,
                         -------------  ------------------
                         1993    1992   1992   1991  1990
                         ------ ------  -----  ----  -----
GNMA:
  Fixed.................    --%  12.39%  9.74% 8.41%  8.34%
  Adjustable............  5.59    5.93     --    --     --
  Available-for-sale....  9.46    9.59     --  8.14     --
FHLMC:
  Fixed.................  9.20    9.20   7.93  8.17   8.32
  Adjustable............  4.98    5.01   7.91    --   9.49
  Available-for-sale....  8.02    8.20     --  9.09     --
FNMA:
  Fixed.................  7.98    9.66  10.41  9.68   9.43
  Adjustable............  6.01    6.89   8.24  9.19   9.46
  Available-for-sale....    --      --     --  8.80   9.47
Private issuers:
  Fixed.................  9.55    9.52   9.53  9.53   9.21
  Adjustable............  5.05    5.87   7.84  9.55  10.01
  Available-for-sale....    --      --     --  8.83     --
Total mortgage-backed
 securities.............  5.30%   6.27%  8.25% 9.17%  9.22%

  The following table shows the maturity distribution of the amortized cost and the weighted average yields of Northeast Savings' mortgage-backed securities at December 31, 1993. The carrying value of these mortgage-backed securities may be found in a previous table. Changes in interest rates will affect the actual maturity.

                                                   MATURITY DISTRIBUTION
                         -----------------------------------------------------------------------------
                            WITHIN     OVER ONE TO   OVER FIVE TO
                           ONE YEAR     FIVE YEARS     TEN YEARS     OVER TEN YEARS        TOTAL
                         ------------  ------------  -------------  ----------------  ----------------
                         AMOUNT YIELD  AMOUNT YIELD  AMOUNT  YIELD    AMOUNT   YIELD    AMOUNT   YIELD
                         ------ -----  ------ -----  ------- -----  ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
GNMA:
 Adjustable.............  $--      --% $   --   --%  $    --   --%  $   33,583  5.59% $   33,583 5.59%
 Available-for-sale.....   75   10.32     651 9.67     3,358 6.63        5,771 11.08       9,855 9.46
FHLMC:
 Fixed..................   --      --     123 9.07     3,061 9.21           --    --       3,184 9.20
 Adjustable.............   --      --      --   --        --   --      171,675  4.98     171,675 4.98
 Available-for-sale.....   --      --     707 5.85       320 7.85        1,170  9.38       2,197 8.02
FNMA:
 Fixed..................   --      --      --   --     5,422 9.81       24,228  7.57      29,650 7.98
 Adjustable.............   --      --      --   --        --   --      142,904  6.01     142,904 6.01
Private issuers:
 Fixed..................   --      --      --   --     6,682 9.34        1,641 10.41       8,323 9.55
 Adjustable.............   --      --      --   --        --   --      941,567  5.05     941,567 5.05
                          ---          ------        -------        ----------        ----------
 Total mortgage-backed
  securities............  $75   10.32% $1,481 7.80%  $18,843 8.95%  $1,322,539  5.24% $1,342,938 5.30%
                          ===          ======        =======        ==========        ==========

  The following table details the Standard and Poor's ratings for each major category of the Association's mortgage-backed securities at December 31, 1993:

                                           AAA        AA       A       TOTAL
                                         --------  --------  ------  ----------
                                               (DOLLARS IN THOUSANDS)
GNMA:
  Adjustable............................ $ 33,583  $     --  $   --  $   33,583
  Available-for-sale....................   10,565        --      --      10,565
FHLMC:
  Fixed.................................    3,184        --      --       3,184
  Adjustable............................  171,675        --      --     171,675
  Available-for-sale....................    2,321        --      --       2,321
FNMA:
  Fixed.................................   29,650        --      --      29,650
  Adjustable............................  142,904        --      --     142,904
Private Issuers:
  Fixed.................................       --     6,682   1,641       8,323
  Adjustable............................  403,339*  538,228*     --     941,567
                                         --------  --------  ------  ----------
Total mortgage-backed securities........ $797,221  $544,910  $1,641  $1,343,772
                                         ========  ========  ======  ==========
Percent of portfolio....................    59.33%    40.55%    .12%     100.00%
                                         ========  ========  ======  ==========

- --------
* Of these amounts, $317.7 million of AAA-rated securities, and $326.2 million of AA-rated securities, have been translated from Moody's ratings of Aaa and Aa2, respectively.

SOURCES OF FUNDS

  DEPOSITS. The principal source of funds for the Association is retail customer deposits. Northeast Savings offers a variety of deposit products ranging from transaction accounts to certificate and retirement accounts with maturities from 30 days to seven years. Northeast Savings' deposits are derived primarily from its five-state branch system area. In previous years, wholesale funding sources, including brokered deposits and capital market borrowings, were used to fund the Association's wholesale banking activities in the secondary markets. However, with the return to more traditional thrift activities, brokered deposits were reduced to less than 1% of Northeast Savings' total deposits at December 31, 1993 and 1992 and March 31, 1992. Brokered deposits totaled $25.1 million at both December 31, 1993 and 1992 and $25.7 million at March 31, 1992, compared to $113.5 million at March 31, 1991. However, the decrease in retail deposits over the past several years has caused management to replace those deposits with increased wholesale borrowings in order to maintain the asset size of the Association. At December 31, 1993, Northeast Savings was 81.0% funded by retail deposits, compared to 87.5% at December 31, 1992 and 97.7% at March 31, 1992.

  Northeast Savings' other income from deposit accounts consists primarily of monthly service charges, charges for insufficient or uncollected funds, stop payment fees, check printing charges, retirement account fees, and automated teller machine transaction fees. Fees from deposit accounts totaled $4.9 million for the year ended December 31, 1993, compared to $3.9 million and $4.8 million for the nine months ended December 31, 1992 and the year ended March 31, 1992, respectively.

  The following table sets forth information relating to the Association's deposit flows for each of the periods indicated:

                                                      NINE MONTHS
                                          YEAR ENDED     ENDED     YEAR ENDED
                                         DECEMBER 31, DECEMBER 31, MARCH 31,
                                             1993         1992        1992
                                         ------------ ------------ ----------
                                                    (IN THOUSANDS)
   Total deposits at the beginning of
    the period..........................  $3,230,789   $3,488,047  $3,406,472
   Interest credited....................     119,925      124,783     222,801
   Deposits purchased...................          --      314,668     404,643
   Net retail deposit decrease..........    (379,798)    (682,150)   (495,174)
   Net increase (decrease) in certifi-
    cates greater
    than $100,000.......................       6,301      (13,986)     37,137
   Net brokered deposit decrease........          --         (573)    (87,832)
                                          ----------   ----------  ----------
     Total deposits at the end of the
      period............................  $2,977,217   $3,230,789  $3,488,047
                                          ==========   ==========  ==========

  The following tables, which include both retail customer deposits and brokered deposits, set forth the amounts of deposits in the various types of accounts offered by Northeast Savings, the amounts of those deposits as a percentage of total deposits, and the weighted average interest rates at the dates indicated, as well as the contractual maturities of deposits at December 31, 1993:

                                    DECEMBER 31,                                     MARCH 31,
                         ------------------------------------  -------------------------------------------------------
                               1993*              1992*              1992               1991               1990
                         -----------------  -----------------  -----------------  -----------------  -----------------
                                                          (DOLLARS IN THOUSANDS)
Demand deposits........  $   35,865   1.21% $   35,644   1.10% $   30,709    .88% $   30,105    .88% $   37,146   1.00%
NOW accounts...........     145,655   4.89     160,821   4.98     151,536   4.34     142,635   4.19     149,123   4.03
Super NOWs.............      51,040   1.71      53,758   1.66      51,041   1.46      41,746   1.23      45,264   1.22
Regular savings........     583,209  19.59     695,674  21.54     566,181  16.23     330,659   9.71     329,656   8.92
Money market savings...     401,135  13.47     443,692  13.73     409,190  11.73     404,013  11.86     445,903  12.06
                         ---------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
  Total non-certificate
   accounts............   1,216,904  40.87   1,389,589  43.01   1,208,657  34.64     949,158  27.87   1,007,092  27.23
                         ---------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
Certificates maturing
 in the year ending
 March 31:
 1991..................          --     --          --     --          --     --          --     --   2,097,593  56.74
 1992..................          --     --          --     --          --     --   1,870,961  54.92     289,651   7.84
 1993..................          --     --   1,034,621  32.02   1,585,847  45.47     352,138  10.34     130,555   3.53
 1994..................   1,218,031  40.91     502,882  15.57     389,199  11.16     121,721   3.57      91,867   2.49
 1995..................     193,092   6.49      51,531   1.59     139,712   4.01      78,805   2.31      78,018   2.11
 1996..................      46,249   1.55      28,990    .90      33,378    .96      32,566    .96       2,057    .06
 1997..................      56,834   1.91      57,683   1.79     112,836   3.23       1,123    .03          --     --
 Thereafter............     246,107   8.27     165,493   5.12      18,418    .53          --     --          --     --
                         ---------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
  Total certificates...   1,760,313  59.13   1,841,200  56.99   2,279,390  65.36   2,457,314  72.13   2,689,741  72.77
                         ---------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
Total deposits.........  $2,977,217 100.00% $3,230,789 100.00% $3,488,047 100.00% $3,406,472 100.00% $3,696,833 100.00%
                         ========== ======  ========== ======  ========== ======  ========== ======  ========== ======

- --------
* Certificates mature in the applicable year ending December 31, rather than March 31.

                                     WEIGHTED AVERAGE INTEREST RATE
                                     ----------------------------------------
                                     DECEMBER 31,          MARCH 31,
                                     ---------------   ----------------------
                                     1993*    1992*    1991    1990    1989
                                     ------   ------   ------  ------  ------
Demand deposits.....................     --%      --%      --%     --%     --%
NOW accounts........................   1.22     2.00     2.53    5.00    5.00
Super NOWs..........................   1.47     2.00     3.41    5.14    5.57
Regular savings.....................   2.20     2.74     4.29    5.47    5.46
Money market savings................   2.67     3.09     4.34    5.99    6.76
    Total non-certificate accounts..   2.14     2.67     3.94    5.43    5.77
Certificates maturing in the year
 ending March 31:
  1991..............................     --       --       --      --    8.66
  1992..............................     --       --       --    7.83    8.41
  1993..............................     --     4.70     6.00    8.31    8.75
  1994..............................   4.37     5.94     6.57    8.66    8.89
  1995..............................   5.00     7.21     8.12    9.28    9.24
  1996..............................   5.85     6.84     8.12    8.12    9.48
  1997..............................   5.80     5.80     6.52    9.53      --
  Thereafter........................   6.70     7.17     7.33      --      --
    Total certificates..............   4.85     5.40     6.33    7.99    8.67
Total deposits......................   3.74%    4.22%    5.50%   7.28%   7.88%

- --------
* Certificates mature in the applicable year ending December 31, rather than March 31.

  The following table, which includes both retail customer and brokered certificates of deposit, provides information by interest rate ranges at each of the dates indicated:

                             DECEMBER 31,                 MARCH 31,
                         --------------------- --------------------------------
                            1993       1992       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
                                             (IN THOUSANDS)
Less than 3.01%......... $  212,838 $  106,536 $      100 $       -- $       --
3.01-4.00%..............    514,545    434,750     90,299         --        439
4.01-5.00%..............    352,702    370,493    354,696         --      2,552
5.01-6.00%..............    265,552    320,446    760,301        273      5,339
6.01-7.00%..............    194,731    250,472    400,896    362,823      3,491
7.01-8.00%..............     87,883    115,000    188,612    810,711    239,728
8.01-9.00%..............     77,988    189,255    389,804  1,188,310  1,882,968
9.01-10.00%.............     41,805     41,323     77,658     74,632    357,999
Greater than 10.00%.....     12,269     12,925     17,024     20,565    197,225
                         ---------- ---------- ---------- ---------- ----------
  Total certificates.... $1,760,313 $1,841,200 $2,279,390 $2,457,314 $2,689,741
                         ========== ========== ========== ========== ==========

  The following table sets forth the weighted average interest rates and amount of deposits by original term for certificate accounts at December 31, 1993:

        ORIGINAL TERM                          WEIGHTED AVERAGE RATE   AMOUNT
        -------------                          ---------------------   ------
                                                    (DOLLARS IN THOUSANDS)
      Less than 3 months......................         2.43%         $   10,938
      3 months to 6 months....................         2.62             174,881
      7 months to 12 months...................         3.32             405,113
      13 months to 24 months..................         4.44             577,541
      25 months to 36 months..................         5.94             124,894
      37 months to 48 months..................         6.36               7,011
      49 months to 60 months..................         7.70             245,869
      Over 60 months..........................         6.85             214,066
                                                                     ----------
        Total certificate accounts............         4.85%         $1,760,313
                                                                     ==========

  At December 31, 1993, deposits had the following remaining contractual maturities:

                                     OVER 3   OVER 6  OVER 12  OVER 24
                                     MONTHS   MONTHS   MONTHS  MONTHS
                           WITHIN     TO 6    TO 12    TO 24    TO 36  OVER 36
                          3 MONTHS   MONTHS   MONTHS   MONTHS  MONTHS   MONTHS    TOTAL
                         ---------- -------- -------- -------- ------- -------- ----------
                                                  (IN THOUSANDS)
Demand deposits......... $   35,865 $     -- $     -- $     -- $    -- $     -- $   35,865
NOW accounts............    145,655       --       --       --      --       --    145,655
Super NOWs..............     51,040       --       --       --      --       --     51,040
Regular savings.........    583,209       --       --       --      --       --    583,209
Money market savings....    401,135       --       --       --      --       --    401,135
                         ---------- -------- -------- -------- ------- -------- ----------
   Total non-certificate
    accounts............ $1,216,904 $     -- $     -- $     -- $    -- $     -- $1,216,904
                         ========== ======== ======== ======== ======= ======== ==========
Certificates:
 Less than 3.01%........ $  116,198 $ 64,767 $ 26,341 $  5,532 $    -- $     -- $  212,838
 3.01-4.00%.............    139,055  148,688  156,412   63,797   6,565       28    514,545
 4.01-5.00%.............     36,955   90,919  133,599   60,524  12,445   18,260    352,702
 5.01-6.00%.............    130,252    4,548    3,604   28,200   2,166   96,782    265,552
 6.01-7.00%.............      1,027    3,439   48,620      178  11,450  130,017    194,731
 7.01-8.00%.............      9,521    2,570    1,033    6,327  13,263   55,169     87,883
 8.01-9.00%.............     23,950    7,446   17,850   26,581     275    1,886     77,988
 9.01-10.00%............         14   40,656       22      568      63      482     41,805
 Greater than 10.00%....      1,930    1,175    7,440    1,385      22      317     12,269
                         ---------- -------- -------- -------- ------- -------- ----------
   Total certificates... $  458,902 $364,208 $394,921 $193,092 $46,249 $302,941 $1,760,313
                         ========== ======== ======== ======== ======= ======== ==========

  While non-certificate accounts have no contractual maturities, they are reported in the above table as though they mature within three months. Certificates of deposit included above, which are equal to or in excess of $100,000, had the following remaining contractual maturities at December 31, 1993:

                               OVER 3  OVER 6  OVER 12 OVER 24
                               MONTHS  MONTHS  MONTHS  MONTHS
                       WITHIN   TO 6    TO 12   TO 24   TO 36  OVER 36
                      3 MONTHS MONTHS  MONTHS  MONTHS  MONTHS  MONTHS   TOTAL
                      -------- ------- ------- ------- ------- ------- --------
                                           (IN THOUSANDS)
Less than 3.01%...... $32,954  $ 2,666 $   526 $  255  $   --  $    -- $ 36,401
3.01-4.00%...........   6,414    7,186   5,522  1,828     623       --   21,573
4.01-5.00%...........   1,812    3,969   4,756  1,941     406      627   13,511
5.01-6.00%...........   8,324      729     308    948     148    4,322   14,779
6.01-7.00%...........      --      106   2,456    234     686    9,384   12,866
7.01-8.00%...........     493      181      --     --     204    5,349    6,227
8.01-9.00%...........   1,433    1,495   1,136    677      --      314    5,055
9.01-10.00%..........      --    1,278      --    212      --       --    1,490
Greater than 10.00%..     483      125   1,882    200      --       --    2,690
                      -------  ------- ------- ------  ------  ------- --------
   Total............. $51,913  $17,735 $16,586 $6,295  $2,067  $19,996 $114,592
                      =======  ======= ======= ======  ======  ======= ========

  The following table sets forth certain information relating to the Association's concentration of deposits by state in which the Association's branches are located:

                                                DECEMBER 31,
                                   ----------------------------------------
                                      1993       1992      1993      1992
                                   ---------- ---------- --------  --------
                                      TOTAL DEPOSITS     NUMBER OF OFFICES
                                   --------------------- ------------------
                                           (DOLLARS IN THOUSANDS)
   New York....................... $1,407,817 $1,567,254       17        17
   Massachusetts..................    876,180    914,176       16        17
   Connecticut....................    484,909    510,272        8         9
   Rhode Island...................    148,134    170,069        6         7
   California.....................     60,177     69,018        4         4
                                   ---------- ---------- --------  --------
                                   $2,977,217 $3,230,789       51        54
                                   ========== ========== ========  ========

  Borrowings. Northeast Savings' borrowing sources consist primarily of Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase. The Association borrows funds from the FHLB from time to time, pledging certain of its mortgage loans as collateral. Such borrowings may be obtained pursuant to several different credit programs, and each credit program has its own rate and range of maturities up to a maximum of twenty years. Prepayment fees are charged on fixed rate advances if paid prior to maturity. The FHLB is required to review its credit programs at least once every six months and such programs are subject to change. The Federal Housing Finance Board (FHFB) also has established standards for community investment or service for members of FHLBs to maintain continued access to long-term advances. Each member institution must submit to its FHLB a community support statement evidencing assistance to first-time homebuyers such as special credit programs or participation in governmental homeownership programs and any additional evidence of community support. A member institution's access to long term advances could be restricted if it fails to comply with the FHFB community support requirements. In addition, the FHLB of Boston limits additional advances to a member institution that is approaching insolvency on a tangible capital basis to certain short term advances. The FHLB of Boston also may determine not to extend new credit to a member institution that is insolvent on a regulatory capital basis. For further information, see Note 12 of the Notes to the Consolidated Financial Statements.

  Northeast Savings enters into repurchase agreements whereby it sells marketable mortgage-backed securities with a simultaneous commitment to repurchase the same securities at a specified price at a specified later date. Securities sold under agreements to repurchase are subject to risks relating to the financial strength of the counterparty to the transaction, the nature of the lien against the securities subject to the transaction, and the disparity between the book value of the securities sold and the amount of funds obtained. In order to reduce these risks, the Association deals only with national investment banking firms which are primary dealers in United States government securities. For further information, see Note 12 of the Notes to the Consolidated Financial Statements.

  In addition, at December 31, 1993, the Company had outstanding $38.4 million of 9% Uncertificated Debentures, Due in 2012. These debentures were issued in May 1992 to the receivers of four failed Rhode Island financial institutions and the FSLIC Resolution Fund in connection with the aforementioned acquisition of four Rhode Island financial institutions and the repurchase of the Company's adjustable rate preferred stock. For further information on the issuance and terms of the debentures, see Note 12 of the Notes to the Consolidated Financial Statements.

  Selected information relating to borrowings for the dates and periods indicated is as follows:

                                         FOR THE
                          FOR THE YEAR NINE MONTHS
                             ENDED        ENDED
                          DECEMBER 31, DECEMBER 31,  FOR THE YEARS ENDED MARCH 31,
                          ------------ ------------ ---------------------------------
                              1993         1992       1992       1991        1990
                          ------------ ------------ ---------  ---------  -----------
                                           (DOLLARS IN THOUSANDS)
Federal Home Loan Bank
 advances:
 Balance at the end of
  the period............    $373,000     $140,000   $  43,239  $ 495,177  $   310,115
 Average balance during
  the period............     351,267       54,242     169,079    498,801      399,066
 Maximum month-end
  balance...............     409,500      140,000     370,183    820,172      460,081
 Weighted average rate
  during the period.....        3.77%        7.48%       7.44%      8.00%        9.07%
 Rate at the end of the
  period................        3.76%        5.07%       8.51%      6.92%        8.56%
Securities sold under
 agreements to repur-
 chase:
 Wholesale:
   Balance at the end of
    the period..........    $294,809     $291,014   $  12,747  $ 330,156  $   446,005
   Average balance
    during the period...     290,112      152,923     188,839    465,916    1,219,595
   Maximum month-end
    balance.............     311,385      327,360     326,685    529,006    2,340,056
   Weighted average rate
    during the period...        3.40%        3.53%       4.15%      8.37%        9.66%
   Rate at the end of
    the period..........        3.43%        3.46%       4.00%      7.74%        8.53%
 Dollar:
   Balance at the end of
    the period..........    $     --     $     --   $      --  $  32,189  $        --
   Average balance
    during the period...          --          227       8,134      7,877       51,139
   Maximum month-end
    balance.............          --        2,957      40,417     32,189      241,329
   Weighted average rate
    during the period...          --%         .48%       5.34%      6.93%        8.47%
   Rate at the end of
    the period..........          --%          --%         --%      5.93%          --%
 Retail:
   Balance at the end of
    the period..........    $     --     $     --   $      --  $   4,437  $     5,589
   Average balance
    during the period...          --           --       3,591      4,969        6,967
   Maximum month-end
    balance.............          --           --       5,890      6,205        8,291
   Weighted average rate
    during the period...          --%          --%       5.15%      5.31%        5.25%
   Rate at the end of
    the period..........          --%          --%         --%      5.64%        5.25%
Uncertificated deben-
 tures:
 Balance at the end of
  the period............    $ 38,442     $ 34,990   $      --  $      --  $        --
 Average balance during
  the period............      36,415       28,924          --         --           --
 Maximum month-end
  balance...............      38,442       34,991          --         --           --
 Weighted average rate
  during the period.....        9.65%        9.65%         --%        --%          --%
 Rate at the end of the
  period................        9.00%        9.00%         --%        --%          --%
Collateralized floating
 rate notes:
 Balance at the end of
  the period............    $     --     $     --   $      --  $      --  $   218,240
 Average balance during
  the period............          --           --          --    158,150      247,670
 Maximum month-end
  balance...............          --           --          --    218,040      275,000
 Weighted average rate
  during the period.....          --%          --%         --%      8.57%        9.48%
 Rate at the end of the
  period................          --%          --%         --%        --%        8.45%
Preferred stock of fi-
 nance subsidiary:
 Balance at the end of
  the period............    $     --     $     --   $      --  $      --  $        --
 Average balance during
  the period............          --           --          --         --        8,851
 Maximum month-end
  balance...............          --           --          --         --       19,040
 Weighted average rate
  during the period.....          --%          --%         --%        --%        7.98%
 Rate at the end of the
  period................          --%          --%         --%        --%          --%
Convertible subordinated
 debentures:
 Balance at the end of
  the period............    $     --     $    560   $     560  $   1,030  $     3,150
 Average balance during
  the period............         344          560         697      2,474        3,174
 Maximum month-end
  balance...............         560          560       1,030      3,150        3,215
 Weighted average rate
  during the period.....        8.00%        8.00%       8.00%      8.00%        8.00%
 Rate at the end of the
  period................          --%        8.00%       8.00%      8.00%        8.00%
Other borrowings:
 Adjustable rate ESOP
  notes:
   Balance at the end of
    the period..........    $     --     $     --   $      --  $      --  $    12,700
   Average balance
    during the period...          --           --       4,689      1,532       13,203
   Maximum month-end
    balance.............          --           --      11,400     12,700       13,900
   Weighted average rate
    during the period...          --%          --%       5.24%      7.29%        8.29%
   Rate at the end of
    the period..........          --%          --%       4.00%      6.16%        7.18%

  Additional information regarding the Association's business activities can be found in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition and in the Notes to the Consolidated Financial Statements.

SUBSIDIARIES

  Northeast Savings is permitted by current OTS regulations to invest up to 3% of its assets in service corporations whose operations are authorized by the OTS, provided that any investment in excess of 2% must serve primarily community or inner-city purposes. In addition, so long as the OTS continues to permit any such investments, under its grandfathered savings bank investment authority, Northeast Savings may invest up to the lesser of 2% of its assets or 20% of its net worth in any type of investment, subject to certain limitations. Investments in subsidiaries and investments made pursuant to its grandfathered savings bank authority are subject to review by the FDIC to ensure that such investments do not pose a serious threat to the SAIF.

  OTS regulations also permit federal associations to establish operating subsidiaries in any geographic location. Unlike a service corporation, an operating subsidiary may engage only in such activities as a federal savings association could engage in directly and would not be subject to the percentage of assets limitation imposed on service corporations. To establish an operating subsidiary, a federal savings association must either notify or obtain prior approval of the OTS, depending on the association's capital level and MACRO rating, the OTS internal rating system used for supervisory and examination purposes. All of Northeast Savings' subsidiaries have been redesignated as operating subsidiaries with the exception of: NEMAC Escrow Corp; Hillshire House, Incorporated; Real Estate Referral, Inc.; First Service Corporation of New England; First Service Insurance Agency, Inc.; and Family Security Corp.

  Northeast Savings has twenty-eight subsidiaries, twenty of which are active. The businesses in which the twenty active subsidiaries are engaged are as follows. NEMAC, INC. is the Association's subsidiary which originates residential loans in Colorado. NFRC VIII, Inc. holds all of the stock of Northeast Custody Corp., a California corporation engaged in trustee services. Through Hillshire House, Incorporated, the Association acquired certain assets of Westledge Real Estate, Inc. and Westledge Real Estate II Corporation in settlement of loans made by the Association to those two corporations. Hillshire House, Incorporated continues to operate the real estate brokerage business under the name Westledge Real Estate. Real Estate Referral, Inc., is a wholly-owned subsidiary of Hillshire House, Incorporated. NFRC II, Inc. holds an REO residential subdivision in Tolland, Connecticut. NFRC III, Inc. holds an REO warehouse in Chelmsford, Massachusetts. NFRC IV, Inc. holds an apartment building in West Hartford, Connecticut. NFRC V, Inc. holds an REO parcel of land in Wethersfield, Connecticut. NFRC VI, Inc. holds an REO office building in Lowell, Massachusetts. NFRC VII, Inc. holds an REO residential subdivision in East Granby, Connecticut. NFRC IX, Inc. owns all of the stock of Connecticut Realty Corp., Connecticut Realty Corp. II, Connecticut Realty Corp. III, Connecticut Realty Corp. IV, Connecticut Realty Corp. V, and Nutmeg Realty Corp., which are all Rhode Island corporations currently holding several commercial REO properties. Northeast Charleston Corp. holds a hotel in Charleston, South Carolina. Northeast New Britain Corp. holds a hotel in New Britain, Connecticut.

EMPLOYEES

  Northeast Savings had 999 employees (901 full-time equivalents) at December 31, 1993, compared to 1,171 (1,036 full-time equivalents) at December 31, 1992. Management considers its relations with its employees to be good. Northeast Savings employees are not represented by any collective bargaining group. Northeast Savings maintains a comprehensive employee benefits program providing, among other benefits, a retirement plan, medical and dental insurance, long-term and short-term disability insurance, life insurance, a thrift and profit sharing plan, an employee stock ownership plan, and educational assistance.

REGULATIONS

  General. The Association is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Association is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. Periodic examinations by the OTS and the FDIC test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, or the Congress, could have a material adverse impact on the Company, the Association, and their operations.

  The OTS, an agency established pursuant to FIRREA, is the primary regulator for federally chartered savings associations such as the Association, as well as savings and loan holding companies. The OTS is an office of the Department of Treasury under the general oversight of the Secretary of Treasury. Due to its ownership and control of Northeast Savings, Northeast Federal Corp. is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended, and thus is subject to that Act's regulation, examination, supervision, and reporting requirements imposed on savings association holding companies.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which was signed into law on December 19, 1991, also included numerous mandatory measures which affect all depository institutions, including savings associations such as Northeast Savings, and which are designed to reduce the cost to the deposit funds of resolving problems presented by undercapitalized institutions. FDICIA significantly increases the supervision and enforcement powers of bank regulatory agencies, particularly the FDIC. In addition to recapitalizing the Bank Insurance Fund (BIF), FDICIA includes a number of provisions relating to annual onsite regulatory examinations of depository institutions, accounting reforms, prompt regulatory action for institutions that fail to satisfy capital requirements, least cost resolution for troubled or failing or failed depository institutions, various truth-in-savings provisions, limitations on the acceptance of brokered deposits by undercapitalized depository institutions, risk-based deposit insurance premiums, limitations on pass-through insurance on qualified retirement accounts and deposit insurance for certain investment contracts, amendments to the Qualified Thrift Lender test for thrift institutions, new restrictions on loans to officers, directors, and controlling shareholders of depository institutions, and a variety of other provisions including authorizing various studies by the regulatory agencies of deposit insurance and customer and consumer issues. As discussed below, the banking agencies have adopted or proposed various rules pursuant to FDICIA. In addition, the federal regulatory agencies were also required to adopt and enforce final regulations to be effective by December 1, 1993 prescribing standards relating to a variety of operating matters such as internal controls, information systems and external audit systems, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, and employee compensation; such standards were published in proposed form on November 18, 1993. Since they are not yet final, it is not possible to assess their impact on the Association. Recent legislation has amended certain FDICIA provisions regarding compensation standards. Additional legislation could be proposed and enacted. No representation can be made as to the possible effects of legislation or regulations which may be adopted in the future.

  Insurance of Deposits. The FDIC is the federal deposit insurance administrator for both banks and savings associations. The FDIC administers separate insurance funds, the SAIF and the BIF for thrifts and banks respectively, and assessment rates are set independently. The FDIC has the specified authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the SAIF. In addition, FDICIA required that the FDIC establish a risk-based deposit insurance premium system which would be effective as of January 1, 1994. In establishing such a system, the FDIC was required by FDICIA to take into consideration the risks attributable to different categories and concentrations of assets and liabilities and the revenue needs of the deposit insurance funds.

  On October 1, 1992, the FDIC published final rules increasing the deposit insurance assessment rate to be paid by BIF and SAIF insured institutions during two semiannual periods in 1993 and thereafter and adopting a transitional risk-based deposit insurance assessment system. The transitional system became effective January 1, 1993 and remained in effect until implementation of the permanent risk-based assessment system one year later. Under the transitional rule, the annual assessment rate for each SAIF insured institution was determined on the basis of capital and supervisory measures. For the capital measure, institutions were assigned to one of three capital groups: well-capitalized, adequately capitalized, or undercapitalized. The first two groups were defined by application of the capital ratio standards imposed under the prompt corrective action rule (discussed below). The third group consisted of those institutions not qualifying as well capitalized or adequately capitalized. Within each group, institutions were assigned to one of three supervisory subgroups: healthy, supervisory concern, or substantial supervisory concern. The FDIC assigned institutions to supervisory subgroups on the basis of supervisory evaluations provided by the institution's primary federal regulator and such other information as the FDIC determined to be relevant to the institution's financial condition and the risk posed to the insurance fund. The supervisory subgroup to which an institution was assigned by the FDIC is confidential and may not be disclosed. Under the final rule, there were nine combinations of groups with assessments ranging from 23 cents for each $100 of insured deposits to 31 cents for each $100 of insured deposits depending upon the risk group to which a savings association was assigned. A savings association's capital group was determined on the basis of data reported in its thrift financial report as of the date closest to June 30 or December 31 that included the necessary capital data. Northeast Savings is deemed to be an adequately capitalized association. The impact of this final rule increased the Association's deposit insurance premium expense between 13% and 26% for 1993. For the year ended December 31, 1993, SAIF deposit insurance premium expense for the Association totaled $7.8 million.

  On June 17, 1993, the FDIC adopted a final rule establishing a risk-based deposit insurance premium assessment system which was implemented with the semi-annual assessment period commencing January 1, 1994. Except for limited changes, the structure of the permanent system is substantially the same as the structure of the transitional system it replaced. The FDIC is authorized to raise insurance premiums for SAIF members in certain circumstances. If the FDIC determined to increase the assessment rate for all SAIF institutions, institutions in all risk categories could be affected. Any increase in premiums could have an adverse effect on the Association's earnings.

  The FDIC has authority to terminate the insurance of deposits of savings associations upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. In addition, the FDIC has power to suspend temporarily a savings association's insurance on deposits received after the issuance of a suspension order in the event that the savings association has no tangible capital. Savings associations are allowed to include certain goodwill in tangible capital for this requirement; however, any savings association with no tangible capital prior to including goodwill would be considered a "special supervisory savings association."

  Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Association's total expense for assessments for the year ended December 31, 1993 was $590,000.

  Federal Home Loan Bank System. The Federal Housing Finance Board was established by FIRREA as an independent agency to oversee and supervise the credit functions of the Federal Home Loan Banks. The FHFB ensures that the Federal Home Loan Banks carry out their housing finance mission, remain adequately capitalized, and operate in a safe and sound manner. FIRREA also broadened membership in the Federal Home Loan Banks to include insured banks and credit unions in addition to savings associations. Financial institutions which maintain FHLB membership must hold stock in the FHLB within certain guidelines. As a result of membership, an institution can secure FHLB advances in accordance with the requirements of the FHLB. However, members who do not meet the Qualified Thrift Lender test discussed below have reduced access to advances.

  Northeast Savings is a member of the FHLB of Boston and as such is required to maintain an investment in capital stock of the FHLB of Boston in an amount equal to the greater of one percent of its outstanding residential mortgage loans and similar obligations, one-twentieth of its outstanding advances, or .3% of total assets. Northeast Savings was in compliance with this requirement with an investment in the FHLB of Boston stock at December 31, 1993 of $31.8 million. The Association may borrow from the FHLB of Boston pursuant to several different credit programs upon the security of certain home mortgages and other assets assuming certain standards of credit worthiness have been met. The FHLB may limit the uses and amount of borrowings under different programs.

  FIRREA requires the FHLB of Boston to contribute a significant amount of its reserves and annual earnings to fund the principal and a portion of the interest payable on bonds issued to fund the resolution of failed savings associations. In addition, the statute provides that each FHLB must transfer a percentage of its annual net earnings to a specified affordable housing program. As a result of these requirements, it is anticipated that the FHLB of Boston may pay reduced dividends on their stock in the future. As of December 31, 1993 and 1992, respectively, Northeast Savings held $31.8 million and $32.4 million of FHLB of Boston stock. During the year ended December 31, 1993 and the nine months ended December 31, 1992, respectively, Northeast Savings recorded dividend income on its FHLB investment in an aggregate amount of $2.4 million and $1.9 million for a yield of 7.58% and 7.72%, respectively.

  Regulatory Capital and Other Requirements: Current Capital Regulations. The current OTS regulatory capital regulations require savings associations to meet three capital standards: (1) tangible core capital of 1.5% of adjusted total assets, (2) core capital (leverage ratio) of 3% of adjusted total assets, and
(3) risk-based capital of 8% of risk-weighted assets. See "Proposed Leverage Ratio Requirement," "Final OTS Interest Rate Risk Component," and "Prompt Corrective Action."

  In calculating tangible core capital, a savings association must deduct from capital most intangible assets. Core capital consists of tangible core capital plus certain intangible assets such as qualifying purchased mortgage servicing rights and certain qualifying supervisory goodwill which meets the requirements of FIRREA. Other than qualifying purchased mortgage servicing rights and certain qualifying supervisory goodwill as described below, intangible assets must be deducted from core capital unless they meet a three-part test relating to identifiability, marketability, and liquidity in which event they may be included in an amount up to 25% of core capital. On February 2, 1994, the OTS issued a final rule, effective March 4, 1994, which would permit the inclusion of purchased mortgage servicing rights in capital provided that those rights, in the aggregate, do not exceed 50% of core capital. This rule requires that all other intangibles, including core deposit intangibles with certain limited exceptions, be deducted from capital. This rule will have minimal impact on the Association since the Association's purchased mortgage servicing rights comprise less than 1.8% of core capital. In addition, the OTS will grandfather core deposit intangibles resulting from prior transactions or transactions under firm control as of March 4, 1994. As of December 31, 1993, the Association had only $551,000 of core deposit intangibles which will be so grandfathered. Supervisory goodwill includable in core capital initially could be used to satisfy up to one-half of the 3% core capital requirement and is being phased out over five years, with all goodwill completely excluded from capital after December 31, 1994. At December 31, 1993, supervisory goodwill could be used to satisfy one fourth of the three percent core capital requirement. The allowable percentages of adjusted total assets during the phaseout period are as follows:

                                                          PERCENTAGE OF ADJUSTED
                                                           TOTAL ASSETS ALLOWED
                                                          ----------------------
      Prior to January 1, 1992...........................         1.500%
      January 1, 1992 to December 31, 1992...............         1.000%
      January 1, 1993 to December 31, 1993...............         0.750%
      January 1, 1994 to December 31, 1994...............         0.375%
      Thereafter.........................................             0%

  Since, as discussed in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition, the Company has eliminated all of its supervisory goodwill through valuation adjustments and the utilization of net operating loss carryforwards, the phaseout of supervisory goodwill from capital will have no impact on the Company in the future.

  The risk-based capital requirement for savings associations of 8% of risk-weighted assets was phased in over three years. Thrifts were required to meet 100% of the requirement, or 8%, on December 31, 1992. The risk-based capital requirement includes core capital plus supplementary capital to the extent that supplementary capital does not exceed 100% of core capital. Supplementary capital includes certain capital instruments which are not included in core capital and general loan loss allowances. Risk-weighted assets equal total assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk-weighting applicable to the asset category. The capital regulations assign each asset held by a savings association to one of four risk-weighting categories, based upon the credit risk associated with each asset or item. The risk-weighting categories range from 0% for low-risk assets (such as U.S. Treasury securities and Government National Mortgage Association securities) to 100% for assets deemed to be of higher risk (such as repossessed assets and certain equity investments). Effective December 31, 1993, the OTS requires all savings associations to use fair value for valuation of foreclosed assets including repossessed assets. Previously, foreclosed assets could be carried at the lower of cost or net realizable value. Under this new rule, after foreclosure, foreclosed assets must be carried at the lower of cost or fair value based on an assumption that such assets are available for sale. Since 1989, the Association has carried its foreclosed assets at fair value, rather than at net realizable value. As of December 31, 1992, the OTS also removed the 200 percent risk-weight category which was previously imposed. As a result, foreclosed assets are assigned a risk-weighting of 100 percent. On March 19, 1993, the OTS issued a final rule changing the risk-based capital treatment of certain equity investments to parallel the capital treatment of those investments under the rules applicable to national banks. Effective April 13, 1993, savings associations were required to place these investments in the 100% risk-weight category. The OTS capital regulation further provides that a savings association will be deemed to be in compliance with the OTS capital requirements if it is operating under an approved capital plan and it is not critically undercapitalized as that term is defined by the prompt corrective action rule.

  FDICIA required the federal banking agencies to review their risk-based capital standards to ensure that those standards take adequate account of: (1) interest rate risk; (2) concentration of credit risks; and (3) the risks of nontraditional activities. FDICIA also mandated that the federal banking agencies publish final regulations no later than 18 months after the enactment of FDICIA or June 18, 1993, as well as establish reasonable transition rules to facilitate compliance with those rules. In addition, the OTS is also soliciting comments on a proposed regulation to take adequate account of credit concentration risk and the risk of non-traditional activities. Since, with the exception of the OTS interest rate risk component discussed below, these proposed rules are not yet final, it is not possible to assess their impact on the Association.

  Proposed Leverage Ratio Requirement. On April 22, 1991, the OTS issued a notice of proposed rulemaking to establish a new minimum leverage ratio of 3% of adjusted total assets for savings associations without any supervisory, financial, or operational deficiencies, that is, associations receiving a composite rating of 1 on their regulatory examinations under the OTS MACRO system. The leverage ratio is the ratio of core capital to adjusted total assets. Higher leverage ratios, generally 100 to 200 basis points higher, would be required for all other associations, as warranted by particular circumstances or risk profiles. Thus, for all but the most highly rated institutions meeting the conditions set forth in the OTS notice, the minimum leverage ratio would be 3% plus an additional 100 to 200 basis points determined on a case-by-case basis. In all cases, savings institutions would be required to hold capital commensurate with the quality of risk management systems and the level of overall risk in each individual savings association as determined through the supervisory process on a case-by-case basis. Savings associations that no longer pass the minimum capital standards because of the new core capital leverage ratio requirements would be subject to certain restrictions and a limitation on distributions and would be required to submit capital plans that detail the steps they will take to reach compliance with the fully phased-in capital standards by December 31, 1994. These capital plans would be due within 60 days of the effective date of the rule. The Association continues to exceed all current capital requirements including the anticipated increased leverage ratio requirement. Although the proposed leverage requirement is not yet final, under the prompt corrective action rules discussed below, which became effective December 19, 1992, an institution must have a leverage ratio of 4% or greater in order to be considered adequately capitalized.

  Final OTS Interest Rate Risk Component. On August 31, 1993, the OTS adopted final rules adding an interest rate risk component to its risk-based capital requirement. This rule became effective January 1, 1994. Under the rule, savings associations are divided into two groups, those with "normal" levels of interest rate risk and those with greater than "normal" levels of interest rate risk. Associations with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. Interest rate risk is measured by the change in Net Portfolio Value under a 2.0% change in market value of an association's assets less the economic value of its liabilities adjusted for the economic value of off-balance-sheet contracts. If an association's change in Net Portfolio Value under a 2.0% change in market interest rates exceeds 2.0% of the estimated economic value of its assets, it will be considered to have greater than normal interest rate risk, and its total capital for risk-based capital purposes will be reduced by one-half of the difference between its measured interest rate risk and the normal level of 2.0%. The rule adjusts the interest rate risk measurement methodology when interest rates are low. In the event that the 3-month Treasury rate is below 4.0%, interest rate risk will be measured under a 2.0% increase in interest rates and under a decrease in interest rates equal to one-half the value of the 3-month Treasury rate. According to the most recent OTS measurements, Northeast Savings' interest rate risk is within the normal range.

  The Association's regulatory capital position at December 31, 1993 is presented in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition.

  Prompt Corrective Action. Under the prompt corrective action provisions of FDICIA, regulations were implemented on December 19, 1992 whereby all financial institutions are placed in one of five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies are required to take certain supervisory actions against undercapitalized institutions. The severity of such actions depends upon the degree of undercapitalization. Undercapitalized thrifts will be required to submit a capital restoration plan for OTS approval. This capital restoration plan may be approved by the OTS only if the parent holding company of the undercapitalized institution guarantees that the institution will comply with the plan and provides appropriate assurances of performance. Aggregate liability for the holding company under such guarantee is the lesser of five percent (5%) of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all capital standards applicable at the time the institution fails to comply with the capital restoration plan. In addition, undercapitalized institutions are subject to increased monitoring and restrictions on capital distributions, asset growth and acquisitions, branching, and new activities. Significantly undercapitalized institutions (or undercapitalized institutions that fail to submit a capital plan) are subject to a number of additional measures including restrictions on deposit interest rates, forced sale of stock or merger, changes in management, forced divestitures of affiliates or subsidiaries by the institution or its holding company, and restrictions on compensation.

  The relevant capital measures for the categories of well-capitalized, adequately capitalized, undercapitalized, and significantly undercapitalized, are defined to be the ratio of total capital to risk-weighted assets (i.e., the OTS risk-based capital requirement), the ratio of core capital to risk-weighted assets (i.e., the OTS Tier I risk-based capital requirement), and the ratio of core capital to adjusted total assets (i.e., the OTS core or leverage capital requirement). Under the rules, an institution will be deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core capital to risk-weighted assets capital ratio of 6% or greater and a ratio of core capital to adjusted total assets of 5% or greater and the institution is not subject to any order, written agreement or prompt corrective action directive. An institution is deemed to be adequately capitalized if it has total risk-based capital of 8% or greater, core capital to risk-weighted assets capital ratio of 4% or greater and a ratio of core capital to total assets of 4% or greater (unless it has a composite one MACRO rating). An institution is deemed to be undercapitalized if it fails to meet any of the relevant capital measures to be considered adequately capitalized, and significantly undercapitalized if it has a total risk-based capital ratio of less than 6% or a core capital to risk-weighted assets capital ratio of less than 3% or a leverage ratio of less than 3%. An institution with a ratio of tangible equity to total assets of 2% or less is deemed to be critically undercapitalized.

  FDICIA and the prompt corrective action rule require, with very limited exception, that an insured depository institution that is critically undercapitalized be placed in conservatorship within 90 days unless the OTS and the FDIC concur that other action would better achieve the purpose of the regulation. Such determination to defer placing an institution in receivership must be reissued every 90 days up to 270 days after the institution becomes "undercapitalized" and must document the reasons the OTS and FDIC believe action other than conservatorship would be more appropriate.

  In addition to establishing a system of prompt corrective action based on the capital level of an institution, the prompt corrective action rule also permits the OTS to reclassify a well-capitalized institution as an adequately capitalized institution or to require an adequately capitalized institution to comply with supervisory provisions as if the institution were in the next lower category based on supervisory information other than capital levels of the institution. The rules provide that an institution may be reclassified if the appropriate federal banking agency determines it is in an unsafe and unsound condition or engages in an unsafe or unsound practice. An institution may be deemed to be in an unsafe and unsound condition if (1) the institution receives a less than satisfactory rating in its most recent examination report and (2) the institution has not corrected the deficiency. The rule provides procedures for notice and a hearing in connection with a reclassification based on supervisory information about the institution.

  Based on the Association's capital position at December 31, 1993, Northeast Savings is an adequately capitalized institution and will not be subject to any of the restrictions imposed by the prompt corrective action rule on institutions that are less than adequately capitalized. However, should the Association receive a less than satisfactory rating for asset quality, earnings, liquidity, or management in a regulatory examination, the OTS could impose restrictions upon Northeast Savings as if it were a less than adequately capitalized institution until such time as the less than satisfactory rating is corrected.

  Limitation on Capital Distributions. The ability of the Company to pay dividends for the foreseeable future is restricted by its receipt of dividends from the Association and by regulatory and financial limitations on the Association's payment of dividends. The prompt corrective action regulation provides that a financial institution may not make a capital distribution if the institution would be undercapitalized after making the capital distribution. Also, the Company and the OTS entered into a Dividend Limitation Agreement as a part of the holding company approval process which prohibited the payment of dividends to the holding company without prior written OTS approval if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement. The OTS Capital Distribution Regulation differentiates among savings institutions primarily by their capital levels. Associations which meet their fully phased-in capital requirements are considered Tier 1 associations and require only normal OTS supervision. A Tier 1 association may make capital distributions during a calendar year up to the higher of: (1) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio of the beginning of the calendar year; or (2) 75% of its net income over the most recent four-quarter period. A Tier 1 association would not be permitted to make capital distributions in excess of the foregoing limit without prior OTS approval. Capital surplus is defined as the amount of capital over an association's fully phased-in capital requirement. Tier 2 institutions meet current capital requirements and are authorized to make some capital distributions without prior permission. The amount of such capital distribution is limited to between 25% and 75% of current earnings, depending on how close the institution is to meeting its fully phased-in capital requirement. Tier 3 institutions do not meet their current capital requirements and are prohibited from making any capital distributions without OTS permission except where such distribution is consistent with an approved capital plan. The Association meets its fully phased-in regulatory capital requirements and is a Tier 1 association. A savings association permitted to make a capital distribution under the prompt corrective action regulations may do so if the amount and type of distribution would be permitted under the Capital Distribution Regulation.

  New Safety and Soundness Standards. FDICIA also requires the federal banking agencies to prescribe by regulation certain safety and soundness standards for insured depository institutions and depository institution holding companies. Three types of standards must be prescribed: (1) operational and managerial;
(2) asset quality and earnings; and (3) compensation. On November 18, 1993, the federal banking agencies published proposed safety and soundness standards to implement this provision of FDICIA. The proposed operational and managerial standards relate to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees, and benefits. In addition, the proposed standards would establish a maximum ratio of classified assets to total capital of 1.0. The federal banking agencies have also proposed minimum earnings standards which require that an institution continue to meet minimum capital standards assuming that any losses experienced over the past four quarters were to continue over the next four quarters. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation of executive officers, employees, directors, and principal stockholders of insured institutions that would prohibit compensation and benefit arrangements that are excessive or that could lead to material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it would be required to submit a plan describing the steps the institution will take to correct the deficiency. If an institution fails to submit or to implement an acceptable plan, the appropriate federal banking agency may impose restrictions on the institution's holding company including any of the restrictions applicable under the prompt corrective action provision of FDICIA.

  Liquidity Requirements. OTS regulations require savings associations to maintain for each calendar month an average daily balance of liquid assets (including cash and certain time deposits, bankers' acceptances, specified corporate obligations and specified United States government, state, and federal agency obligations) of not less than five percent of the average daily balance of its net withdrawable deposit accounts (the amount of all deposit accounts less the unpaid balance of all loans made on the security of such accounts) and borrowings payable on demand or in one year or less. OTS regulations also require each savings association to maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of twelve months or less) at an amount not less than one percent of the average daily balance of its net withdrawable accounts plus such short-term debt during the preceding calendar month. The OTS may impose monetary penalties for failure to meet the liquidity requirement. The average liquidity and average short-term liquidity ratios of Northeast Savings for the year ended December 31, 1993, were 5.67% and 2.34%, respectively, which exceeded the applicable requirements.

  Interstate Branching Regulation. Under OTS regulations, federal savings associations are authorized to branch interstate to the full extent permitted by federal statute. An institution which makes application to branch interstate would be required to meet or exceed applicable minimum capital standards, demonstrate compliance with and commitment to the requirements of the Community Reinvestment Act and to comply with the remaining statutory limitations on branching.

  Grandfathered Savings Bank Authority. Northeast Savings' predecessor, The Schenectady Savings Bank was a New York state-chartered savings bank with investment powers conferred by New York law. The Garn-St Germain Depository Institutions Act of 1982 and the implementing regulations empower savings and loan associations such as Northeast Savings to exercise all the powers that the predecessor state-chartered savings bank possessed under state law, whether or not such powers had been exercised. These powers are in addition to the powers the Association possesses as a federally-chartered savings and loan association.

  These powers allow Northeast Savings to pursue diversified acquisition opportunities and provide the Association with flexibility in structuring its investment portfolio. These powers are, however, subject to limitation by both the OTS and the FDIC. Pursuant to authority granted to it by FIRREA, the FDIC may determine, by regulation or by order, that an association may not engage in any specific activity that poses a serious risk to the SAIF.

  Qualified Thrift Lender. The Qualified Thrift Lender (QTL) test generally requires savings associations to concentrate a significant majority of their assets in housing-related investments. Under the QTL test, qualified thrift investments must equal 65% of portfolio assets on a monthly basis; a qualified thrift lender must meet the 65% test in nine out of every twelve months. Portfolio assets are defined as total assets minus supervisory goodwill and other intangible assets, premises and equipment, and certain liquid assets up to 20% of assets. The Association is in compliance with the QTL test. As of December 31, 1993, 92.3% of the Association's portfolio assets under the OTS QTL definition consisted of qualified thrift assets.

  An institution that fails the QTL test is subject to severe restrictions on its activities and a holding company of such an institution would also be subject to restrictions on its activities. Penalties for failure to meet the QTL test may result in: (1) required conversion of the savings association's charter to a bank charter; (2) limitation on new investments and activities to those permissible for national banks; (3) branching restrictions similar to those imposed on national banks; (4) prohibitions on obtaining new advances from the savings association's Federal Home Loan Bank; and (5) dividend restrictions. Non QTL institutions may obtain FHLB advances only to fund housing finance and only if they meet certain minimum FHLB stock purchase requirements. Federal Home Loan Banks may not allocate more than 30% of advances to non QTL institutions and must allocate scarce credit to QTL institutions first.

  Classification of Assets. Insured institutions are required to classify their own assets on a regular basis and establish prudent valuation allowances in accordance with generally accepted accounting principles (GAAP). The classification of assets system provides that certain assets which pose credit deficiencies or potential or well defined weaknesses be classified as assets deserving Special Mention, Substandard, Doubtful, or Loss. Please refer to the earlier section, "Allowance for Loan Losses," for a description of these classifications. As part of its regulatory oversight, the OTS requires each savings institution to reflect its self-classification of assets in aggregate totals in its quarterly reports to the OTS. In addition, the asset classification regulation requires OTS examiners to consider the institution's system of internal controls employed in classifying its assets, and to examine both the assets classified and the allowances for loan losses established by the institution pursuant to the self-classification procedure. The OTS has the authority to approve, disapprove, or modify any asset classification and any amounts established as allowances for loan losses.

  Allowance for Loan and Lease Losses. On December 21, 1993, the OCC, the FDIC, the Federal Reserve Board and the OTS (the agencies) issued an interagency policy statement on the allowance for loan and lease losses (ALLL). The policy statement provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate allowances for loan and lease losses and also provides guidance for the banking agencies' examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

  Loans-to-One Borrower Limitation. With certain limited exceptions, the statutory provision limiting the ability of national banks to make loans to a single borrower is applicable to savings associations in the same manner and to the same extent as it applies to national banks. A savings association may make loans to one borrower equal to 15% of the savings association's unimpaired capital and unimpaired surplus, plus an additional 10% of capital for loans secured by readily marketable collateral. Real estate is not considered readily marketable collateral. The OTS may impose more stringent requirements on a savings association to protect its safety and soundness. At December 31, 1993, the maximum amount that Northeast Savings could loan to one borrower and the borrower's related entities was $29.7 million. At December 31, 1993, the largest aggregate amount of loans that Northeast Savings had committed and/or outstanding to one borrower and its related entities was $6.6 million. Hence, Northeast Savings is in compliance with this limitation.

  Loan-to-Value Requirements. On December 31, 1992, the federal banking agencies, including the OTS, issued final rules establishing loan-to-value
(LTV) ratio limits on real estate lending by insured depository institutions. As mandated by FDICIA, these rules became effective March 19, 1993. Real estate loans originated after that date which are in excess of the supervisory LTV limits for the particular loan type must be identified in the institution's records and their aggregate amount must be reported to the Board of Directors at least quarterly. In addition, the aggregate amount of loans in excess of the supervisory LTV limits may not exceed 100% of total capital. Within the aggregate limit, total loans for commercial multifamily or other non one-to-four family residential properties may not exceed 30% of total capital. The rule excludes from the supervisory LTV limits permanent mortgages on owner-occupied one-to-four family residential properties provided that residential mortgage loans originated with an LTV in excess of 90% have mortgage insurance coverage for the amount of the loan in excess of 80% LTV ratio. The rule also excludes from the LTV limits loans guaranteed by the federal government or a state government, loans to facilitate the sale of real estate owned, and loans that are refinanced without an advancement of new funds. The Association has reviewed its lending policies and practices for uniformity with the new LTV limits. The impact of the real estate lending standards on the Association has been minimal.

   Real Estate Appraisal Regulations. The OTS and other federal banking agencies adopted regulations in 1990 to implement Title XI of FIRREA. These regulations are applicable to all federally related transactions defined as any real estate related transaction entered into by a federally regulated institution which requires an appraiser. The regulations identify which real estate related transactions require an appraiser, set forth minimum standards for performing appraisals, and distinguishes those transactions requiring the services of a state-certified appraiser from those requiring the services of a state-licensed appraiser. Certain real estate-related transactions are exempt from the requirements of the regulations including real estate-related financial transactions that do not require an appraisal including loans of $100,000 or less. Consistent with the regulation, however, those transactions that do not receive an appraisal must receive an evaluation of the real estate collateral that reflects present lending practices and OTS policies and guidelines. Like appraisals, evaluations are used to validate real estate values and to determine an appropriate carrying value and probable sales price for foreclosed properties.

  An appraisal contains certain formal elements recognized by industry practices and must conform to generally accepted appraisal practices endorsed by the Uniform Standards of Professional Appraisal Practice, developed by the Appraisal Standards Board of the Appraisal Foundation. An appraisal estimates a property's value under three approaches (the cost, income, and comparable sales approaches) and reconciles the values of every approach. An appraisal typically contains a description of the property, a disclosure of sales history, and an opinion as to the highest and best use of the property. The appraiser certifies the appraisal as to content, independence, property inspection, compensation, and opinions. An evaluation, by contrast, need not meet all of the detailed requirements of an appraisal. File documentation, however, should support the estimate of value and include sufficient information for an individual to understand the evaluation conclusion.

  Management, including the Board of Directors, is responsible for developing written appraisal policies to ensure that adequate appraisals and evaluations are obtained consistent with OTS regulation and to institute procedures pertaining to the hiring of qualified appraisers. At a minimum, such policies should: (1) incorporate prudent standards and procedures for obtaining initial and subsequent appraisals and evaluations; (2) be appropriate to the size of the institution and nature of its real estate related activities; (3) establish a method to monitor the value of real estate collateral securing an institution's real estate loans; and (4) establish the manner in which an institution selects, monitors, and renews annually individuals who perform or review real estate appraisals or evaluations. The Association's appraisal policy has been prepared in accordance with the OTS appraisal regulations and imposes more stringent requirements for appraisals than are included in the regulation.

  Growth Restrictions. The liability growth regulation, which was promulgated prior to FIRREA but remains in effect until amended or rescinded by the OTS, requires a savings institution, unless exempted by the regulation, to obtain the prior approval of its District Director to increase its total liabilities within any two-quarter period at a rate greater than 12.5%. A savings institution is exempted from the foregoing requirement (as defined prior to FIRREA) if it has regulatory capital equal to the greater of (1) its fully phased-in capital requirement or (2) 6% of total liabilities. If exempted from the prior approval requirement, an institution is required to notify its District Director of its intention to grow in excess of 12.5% within any two-quarter period. In addition, under OTS Regulatory Bulletin 3a-1, "Policy Statement on Growth for Savings Associations," the District Director has the authority to impose restrictions on asset growth for associations which have received a rating of 4 or 5 under the OTS MACRO system or which fail to meet any one of their minimum regulatory capital requirements. Such associations may not increase their total assets during any quarter in excess of an amount equal to net interest credited or deposits during the quarter. On a case-by-case basis, where appropriate, District Directors retain the authority to impose more stringent growth restrictions on associations that are required to submit a capital plan or that are otherwise of supervisory concern. The OTS has verbally informed Northeast Savings that, inasmuch as Northeast Savings had recently achieved compliance with its fully phased-in capital standards, under OTS Regulatory Bulletin 3a-1, Northeast Savings may not grow its assets if such growth would cause it to fall below its fully phased-in capital requirements, even if the Company continued to exceed the applicable minimum capital standards previously established for the duration of the FIRREA phase-in period.

  Brokered Deposits. Brokered deposits include any funds that are obtained directly or indirectly, by or through any deposit broker for deposit into one or more deposit accounts. FDICIA imposes certain restrictions on the acceptance of brokered deposits by savings associations. The FDIC has issued regulations implementing these restrictions. Under those regulations, "well-capitalized" institutions may accept brokered deposits without restriction, "adequately capitalized" institutions may accept brokered deposits with a waiver from the FDIC, while "undercapitalized" institutions may not accept any brokered deposits. These capital categories are defined earlier under "Prompt Corrective Action." Even with the waiver, however, an adequately capitalized institution is prohibited from paying above market rates on any deposits. These regulations became effective June 16, 1992. Under the regulations, Northeast Savings is considered an adequately capitalized institution and has applied for and received a waiver from the FDIC. In accordance with the waiver, the Association may accept up to $300.0 million in brokered deposits.

  Other Restrictions. Other restrictions under FIRREA limit the permissible amount of income property loans that a federal association may make to 400% of an association's capital. Under FIRREA, federal regulations also limit the amount of commercial, corporate, or business loans a federal savings association may make to 10% of assets. Effective upon its enactment, the FDICIA increased the overall percentage of assets limit for consumer loans and high grade corporate debt from 30% to 35%.

  Annual Independent Audits and Reporting Requirements. On June 2, 1993, the FDIC published final regulations and related guidelines implementing the management reporting, audit committee, and independent audit requirements of
Section 112 of FDICIA. Under the final regulations and guidelines, all insured depository institutions with total assets at or above $500 million at the beginning of the fiscal year after December 31, 1992 must file an annual report with the FDIC, and the OTS as in the case of a federally chartered savings association such as Northeast Savings. The annual report would include financial statements prepared in accordance with generally accepted accounting principles that are audited by the institution's independent accountant. The report would also include a statement of management's responsibilities for establishing and maintaining an adequate internal control structure and procedures for financial reporting and for complying with laws and regulations relating to safety and soundness, including capital distribution restrictions and loans to insiders.

  In addition, insured depository institutions with total assets at or above $500 million are required to establish an independent audit committee comprised of outside directors. Further, at least two audit committee members of institutions with total assets at or above $3 billion must have banking or related financial management expertise, and its audit committee must have access to outside counsel. The Association has surveyed the members of the audit committee and determined that all members are qualified under the rule.

  Community Reinvestment Act. The CRA is intended to encourage financial institutions to help meet the credit needs of their entire communities, including low and moderate income areas, consistent with safe and sound operations.

  CRA regulations provide for three disclosure obligations. First, each institution must prepare and make available a CRA Statement for each of its local communities that includes a delineation of the community served and a list of specified types of credit offered to the community. Second, each lending institution must maintain a public comment file for public inspection that includes written comments from the public on its CRA Statement or its performance in meeting community credit needs. Third, public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA to promote enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. The regulatory agencies are required to include, in the written evaluation, an institution's record of meeting the credit needs of its local community including low and moderate income neighborhoods. Each written evaluation required under CRA is required to have a public and confidential section addressing the association's CRA performance. In connection with the CRA examination, the federal banking agencies are required to assess each institution's record of helping to meet the credit needs of its entire community. The Association received a satisfactory rating in its written evaluation as a result of its last CRA examination performed in September 1992. Evaluations under the Community Reinvestment Act are taken into account in determining whether to grant branch and merger applications as well as other regulatory applications.

  Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls, is controlled by, or is under common control with the Association, including the Company and its non-savings institution subsidiaries), or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act (FRA). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to individuals or entities. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act. Further, no savings institution may invest in the securities of any affiliate other than a subsidiary.

  In addition, Sections 22(g) and 22(h) of the FRA, which relate to limits on loans and extensions of credit to executive officers, directors, and 10% shareholders, as well as companies which such persons control, apply to savings institutions. Among other things, such loans must be made on terms, including interest rates, substantially the same as loans to unaffiliated individuals or entities. Effective November 5, 1992, the OTS amended its regulations governing extensions of credit to executive officers, directors, and principal shareholders and to the related interests of such persons. OTS regulations implementing the provisions of

22(g) and 22(h) of the FRA which govern extensions of credit to insiders, incorporate by means of crossreference the provisions of Federal Reserve Regulation O.

  Savings and Loan Holding Company Regulations. As a result of the reorganization into a holding company form of organization, the Company is subject to applicable OTS regulations regarding the activities of the savings and loan holding company and the savings institution. Northeast Federal Corp. is prohibited, either directly or indirectly, from acquiring control of any savings association or savings and loan holding company without prior OTS approval and from acquiring more than 5% of any voting stock of any savings association or savings and loan holding company which is not a subsidiary of Northeast Federal Corp. In addition, under the terms of the OTS approval of the Company's application to reorganize to form a holding company, the Company may not at any time, absent prior written approval by the Regional Director, engage in any activity other than activities incident to holding the stock of the Association.

  Federal Reserve System Requirements. The Federal Reserve Board requires savings institutions to maintain non-interest-earning reserves against certain of their transaction accounts. The regulations generally require a reserve of 3% against total transaction accounts up to $51.9 million and a reserve of 10% (subject to adjustment by the Federal Reserve Board to an amount between 8% and 14%) against transaction accounts in excess of $51.9 million. The first $4.0 million of otherwise reservable balances are exempt from the reserve requirement. As of December 31, 1993, Northeast Savings was in compliance with all reserve requirements of the Federal Reserve Board. The balances used to meet these reserve requirements imposed by the Federal Reserve Board may also be used to satisfy the Association's liquidity requirements discussed above.

  As a creditor and a financial institution, Northeast Savings is subject to various regulations promulgated by the Federal Reserve Board, including, but not limited to Regulation B (Equal Credit Opportunity); Regulation D (Reserve Requirements); Regulation E (Electronic Funds Transfers); Regulation Z (Truth-in-Lending); and Regulation CC (Availability of Funds); and Regulation DD (Truth-In-Savings). Additionally, as creditors of loans secured by real property, and as owners of real property, financial institutions, including Northeast Savings, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of a property.

  Interbank Liabilities. Effective December 19, 1992, the Federal Reserve Board prescribed standards to limit the risk posed by an insured depository institution's exposure to a correspondent institution. All insured institutions were required to have policies in place by June 19, 1993 which set limits on credit and liquidity risks in dealing with other depository institutions. The rule includes a regulatory limit for exposure to correspondents that are less than adequately capitalized.

ENFORCEMENT

  The OTS, as primary regulator of savings associations, has primary responsibility for enforcement actions concerning savings associations and their affiliates, but the FDIC also has authority to impose enforcement actions independently after following certain procedures. The sanctions which may be imposed include cease and desist orders, civil monetary penalties, and also removal and prohibition orders against an institution's affiliated persons. FIRREA confers on the OTS oversight authority for all holding company affiliates, not just savings associations. Among other restrictions, the OTS may impose: (1) limitations on the payment of dividends by savings associations and (2) limitations on transactions between a savings association and its holding company and subsidiaries or affiliates of either. Such limitations would be issued in the form of a directive having the effect of a cease and desist order. FIRREA utilizes a three tier system for the imposition of civil money penalties. For a violation of law, regulation, written condition, or any final or temporary order, a penalty of $5,000 per day may be assessed for each violation. A maximum penalty of $25,000 per day may be assessed for an activity which evidences reckless disregard for the safety or soundness of the depository institution's fiduciary duty or is part of a pattern of misconduct; or the activity is likely to cause more than a minimal loss to the depository institution. A maximum penalty of $1,000,000 per violation for each day of violation may be assessed for knowingly and recklessly causing substantial loss to an institution or for taking actions that result in a substantial pecuniary gain to an institution-affiliated person including, in some cases, its attorneys and independent accountants. In addition, the prompt corrective action rules prescribe a number of restrictions on depository institutions and individuals. If an institution fails to meet applicable capital standards or to meet a measure for safety and soundness, federal regulators could require, among other things, (1) the filing of a capital plan; (2) the filing of the plan to correct any safety and soundness violation; (3) restrictions on interest rates; (4) restrictions on growth; (5) forced sale or merger or divestiture of the institution; (6) dismissal of directors and executive officers.

  Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement actions be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under certain circumstances.

TAXATION

  For tax purposes, Northeast Federal Corp. files a consolidated tax return with its subsidiaries on a calendar year-end basis. Northeast Savings, F.A., a subsidiary of Northeast Federal Corp., conducts its business primarily in Connecticut, New York, Massachusetts, California, and Rhode Island and, accordingly, is subject to taxation in those jurisdictions. Taxes paid to such jurisdictions are deductible in determining federal taxable income. Northeast Savings has been audited by the Internal Revenue Service with respect to tax returns through 1979.

  Savings and loan associations are generally subject to federal income taxation in the same manner as regular corporations. However, under applicable provisions of the Internal Revenue Code, savings and loan associations that meet certain definitional and other tests are generally permitted to claim a deduction for additions to their bad debt reserves computed as a percentage of taxable income before such deduction. Alternatively, a qualifying association may elect to utilize its own bad debt loss experience to compute its additions to its bad debt reserves.

  At December 31, 1993, Northeast Savings' tax bad debt reserve totaled approximately $2.0 million. If in the future, earnings allocated to this bad debt reserve and deducted for federal income tax purposes are used for payment of cash dividends or other distributions to stockholders, including distributions in redemption or in dissolution or liquidation, an amount up to approximately one and three-quarters times the amount actually distributed to the stockholders will be includable in the consolidated taxable income of Northeast Federal Corp. and be subject to tax. However, such taxable income could be reduced by any net operating loss carryforwards available to Northeast Federal Corp.

  Earnings and profits include taxable income net of federal income taxes and adjustments for items of income which are not taxable and expenses which are not deductible. For the tax year ended December 31, 1993, Northeast Federal Corp. had current earnings and profits. Any dividends paid with respect to Northeast Savings' stock in excess of current or accumulated earnings and profits at year-end for federal tax purposes or any other stockholder distribution will be treated as made out of the tax bad debt reserves and will increase taxable income as noted in the preceding paragraph.

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." See "Results of Operations" in Item 7: Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of the impact of SFAS 109 on the Company.

ITEM 2. PROPERTIES

  Northeast Federal Corp.'s corporate headquarters are located at 50 State House Square, Hartford, Connecticut 06103. Northeast Savings operates twelve branch banking offices in the Hartford-Springfield market, seventeen in the Albany-Schenectady and Pittsfield areas, nine in the Boston-Worcester markets, one on Cape Cod, four in the San Diego area, and six in the Providence area. Northeast Savings also operates separate residential mortgage loan origination offices in Connecticut and through the Association's subsidiary, NEMAC, INC., in Colorado.

  All of Northeast Savings' facilities are leased except for twelve branch offices and an office building in Farmington, Connecticut. The aggregate net book value of office buildings and leasehold improvements at December 31, 1993 was $22.1 million.

  Northeast Savings' office locations by state are as follows:

  Retail branch banking offices:

    Connecticut:
      782 Park Avenue                Bloomfield
      940 Silver Lane                East Hartford
      1105 New Britain Avenue        Elmwood
      50 State House Square          Hartford (Home Office)
      1147 Tolland Turnpike          Manchester
      530 Bushy Hill Road            Simsbury
      29 South Main Street           West Hartford
      38 Wells Road                  Wethersfield

    New York:
      900 Central Avenue             Albany
      Amsterdam Mall                 Amsterdam
      15 Park Avenue                 Clifton Park
      98 Wolf Road                   Colonie
      579 Troy-Schenectady Road      Colonie
      501 Columbia Turnpike          East Greenbush
      Route 9W                       Glenmont
      14 La Rose Street              Glens Falls
      200 Saratoga Road              Glenville
      475 Albany Shaker Road         Loudonville
      211 Park Avenue                Mechanicville
      420 Balltown Road              Niskayuna
      189 Ballston Avenue            Saratoga Springs
      500 State Street               Schenectady
      2525 Broadway                  Schenectady
      13 Maple Road                  Voorheesville

    Massachusetts:
      56 Auburn Street               Auburn
      50 Franklin Street             Boston
      160 Reservoir Street           Holden
      31 Austin Street               Newtonville
      609 Merrill Road               Pittsfield
      101 Memorial Parkway           Randolph
      110 Boston Turnpike            Shrewsbury
      1029 Route 28                  South Yarmouth
      1724 Boston Road               Springfield
      1243 Main Street               Springfield
      560 Sumner Avenue              Springfield
      87-95 Sharon Street            Stoughton
      75 Main Street                 Watertown
      453 East Main Street           Westfield
      22 Elm Street                  Worcester

    California:
      2570-B El Camino Real          Carlsbad
      353 Felicita Road              Escondido
      4250 Executive Square          La Jolla
      9025 Mira Mesa Boulevard       Mira Mesa

    Rhode Island:
      1047 Park Avenue               Cranston
      383 Atwood Avenue              Cranston
      999 South Broadway             East Providence
      1926 Smith Street              North Providence
      3 Crescent View Avenue         Riverside
      1062 Centreville Road          Warwick

  Mortgage origination offices:

    Connecticut:
      1111 East Putnam Avenue        Greenwich

    Colorado (through a
    subsidiary of the
    Association, NEMAC, INC.):
      101 University Boulevard
                                     Denver

ITEM 3. LEGAL PROCEEDINGS

  On December 6, 1989, Northeast Savings filed a complaint in the United States District Court for the District of Columbia against the FDIC and the OTS, as successor regulatory agencies to the FSLIC and the FHLBB. It was the position of the Association in the litigation that the denial by the OTS and the FDIC of core capital treatment of the adjustable rate preferred stock and the elimination from capital, subject to limited inclusion during a phaseout period, of supervisory goodwill constitutes a breach of contract, as well as a taking of the Association's property without just compensation or due process of law in violation of the Fifth Amendment to the United States Constitution. The Association sought a determination by the court to this effect and to enjoin the defendants and their officers, agents, employees and attorneys, and those persons in active concert or participation with them, from enforcing the provisions of FIRREA and the OTS regulations or from taking other actions that are inconsistent with their contractual obligations to Northeast Savings. The suit sought an injunction requiring the OTS and FDIC to abide by their contractual agreements to recognize as regulatory capital the supervisory goodwill booked by Northeast Savings as a result of its 1982 acquisition from the FSLIC of three insolvent thrifts. On July 16, 1991, the district court ruled that it lacked jurisdiction over the action but that Northeast Savings could bring a damages action against the government in the United States Claims Court. On July 8, 1992, the Association moved to voluntarily dismiss its appeal of the district court decision dismissing its action seeking injunctive relief. This motion was made with a view toward refiling the Association's lawsuit against the government in the United States Claims Court, so as to seek damages against the United States rather than injunctive relief against the OTS and FDIC. This motion was made for two reasons. First, by virtue of the Association's greatly improved financial and regulatory capital condition, including its compliance with all fully phased-in capital requirements, and its tangible capital position exceeding four percent, the Association determined that it was no longer in need of injunctive relief. Rather, the Association determined that it was now in its best interest to pursue a damages claim against the United States in the Claims Court. Second, the Association sought to dismiss its appeal and refile in the Claims Court because of the adverse decision of the Court of Appeals for the D.C. Circuit in another "supervisory goodwill" case, TransOhio Savings Bank, et al. v. Director, OTS, et al. 967 F.2d 598 (June 12, 1992). Neither the OTS nor the FDIC opposed the Association's motion. The D.C. Circuit granted the Association's motion to voluntarily dismiss its appeal on July 9, 1992. On August 12, 1992, Northeast

Savings refiled its action in the United States Claims Court, Northeast Savings, F.A. v. United States, No. 92-550c. Note that, effective October 29, 1992, the United States Claims Court was renamed the United States Court of Federal Claims. Northeast Savings' complaint seeks monetary relief against the United States on theories of breach of contract, taking of property without just compensation, and deprivation of property without due process of law. The United States has not yet filed an answer to the Complaint. On May 25, 1993, a three-judge panel of the Federal Circuit Court of Appeals ruled against the plaintiffs in three other consolidated "supervisory goodwill" cases, holding that the thrift institutions had not obtained an "unmistakable" promise from the government that it would not change the law in such a manner as to abrogate its contractual obligations and that the plaintiffs therefore bore the risk of such a change in the law. Winstar Corp. v. United States, No. 92-5164. On August 18, 1993, however, the full Federal Circuit, acting in response to a Petition for Rehearing with Suggestion for Rehearing In Banc filed by two of the three plaintiffs in these cases, vacated the May 25 panel decision, ordered the panel opinion withdrawn, and ordered that the case be reheard by the full Court. Oral argument in the Winstar case was held on February 10, 1994. On June 3, 1993, the Court of Federal Claims entered an order staying proceedings in Northeast Savings' case pending further action by the Federal Circuit in the Winstar case or any action taken by the Supreme Court on any petition for a writ of certiorari in that case.

  In connection with the formation of Northeast Federal Corp. as the holding company of the Association, the Association sought the consent of the FDIC to exchange the Adjustable Rate Preferred Stock, Series A, of the Association, then owned by the FDIC as administrator of the FSLIC Resolution Fund, for Adjustable Rate Preferred Stock, Series A of Northeast Federal Corp. As a condition to its consent of the exchange of the adjustable rate preferred stock, the FDIC required Northeast Savings to agree not to seek monetary damages or any other form of monetary relief from the FDIC arising out of or relating to the claims asserted in the complaint for declaratory judgment and injunctive relief filed against the FDIC and the OTS and to moot certain issues related to the adjustable rate preferred stock. The release of the FDIC, however, does not restrict Northeast Savings' ability to pursue its claim for injunctive relief in the action or to seek any other equitable remedy in connection with the claims asserted in the litigation, provided that such remedy would not involve the payment of money by the FDIC. Further, the execution of the release did not alter or otherwise affect the positions that the parties to the litigation have taken or may take. Issues related to the adjustable rate preferred stock issued by Northeast Savings to the FSLIC Resolution Fund are mooted, as provided in a Mootness Agreement executed concurrently with the release. The release is exclusive to the FDIC and is not extended to any other governmental agency, including but not limited to the OTS. The execution of the release does not prejudice any new claims that may arise with respect to the FDIC or the OTS regarding the capital treatment of Northeast Savings' equity. Finally, the release is null and void in the event that the OTS refuses to permit Northeast Federal Corp.'s Adjustable Rate Preferred Stock, Series A, to be treated as core capital by Northeast Savings. As discussed previously, in conjunction with the acquisition of four Rhode Island financial institutions, on May 8, 1992, the Company repurchased all of the adjustable rate preferred stock from the FSLIC Resolution Fund, administered by the FDIC. Nothing in the agreement to repurchase the adjustable rate preferred stock alters, impairs, or otherwise affects the validity or enforceability of the Mootness Agreement or the Release and the parties have agreed that the Mootness Agreement and the Release remain in full force and effect.

  The Association is also involved in litigation arising in the normal course of business. Although the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, the Association does not anticipate that any of these matters will result in the payment by the Association of damages that, in the aggregate, would be material in relation to the consolidated financial position or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

  At December 31, 1993, the following persons were executive officers of the Company as defined by Rule 405 of Regulation C of the Securities and Exchange Commission. Effective January 1, 1994, Kirk W. Walters assumed the positions of Chief Executive Officer of the Company and the Association from George P. Rutland.

    GEORGE P. RUTLAND, Director, Chairman of the Board and Chief Executive
  Officer

    KIRK W. WALTERS, Director, President, Chief Operating Officer, and Chief Financial Officer

    LYNNE M. CARCIA, Senior Vice President, Controller and Principal Accounting Officer of the Company and the Association

    JOANN DOLAN, Executive Vice President--Loan Administration and Operations of the Association

    TAMI W. KASCHULUK, Executive Vice President and Chief Appraiser of the Association

    DANIEL J. STEINMETZ, Executive Vice President--Commercial Lending of the Association

    VICTOR VRIGIAN, Executive Vice President--Marketing and Retail Banking of the Association

  The following information concerns the executive officers of the Company:

    GEORGE P. RUTLAND (age 61), was elected to the positions of Chairman of the Board, President, and Chief Executive Officer of the Company in April 1990 in connection with the holding company reorganization. He joined Northeast Savings as Chairman, President, and Chief Executive Officer in July 1988. He held the positions of President of both Northeast Federal Corp. and Northeast Savings until Mr. Walters was elected to those positions in September 1991. He held the position of Chief Executive Officer until Mr. Walters was elected to that position in November 1993, effective January 1, 1994. Mr. Rutland was President and Chief Executive Officer of Calfed, Inc. in California from 1985 to May 1988. Prior to that, he had served as President and Chief Operating Officer at Calfed, and before that as Executive Vice President. He joined Calfed, Inc. in 1982 from Crocker Bank, where he had served as Senior Executive Vice President. He entered the financial services industry in 1954 at Citibank, where he held a variety of positions, including Executive Vice President of their Advance Mortgage Company and Senior Vice President of Corporate Services.

    KIRK W. WALTERS (age 38), was elected Chief Executive Officer in November 1993, effective January 1, 1994 and President and Chief Operating Officer of the Company in September 1991. In connection with the holding company reorganization in April 1990, he was elected Senior Executive Vice President and Chief Financial Officer of the Company. He joined Northeast Savings in April 1989 as Executive Vice President and Controller. He was elected Senior Executive Vice President and Chief Financial Officer of Northeast Savings in September 1989, and was elected to the position of President and Chief Operating Officer of Northeast Savings in September 1991 and Chief Executive Officer of Northeast Savings in November 1993, effective January 1, 1994. He joined Northeast Savings from California Federal Bank, a subsidiary of Calfed, Inc., where he was Senior Vice President and Controller. Prior to that, he worked for Atlantic Richfield Company (ARCO) and prior to that, he served on the audit staff of Coopers & Lybrand. He was elected to the Board of Directors in 1990.


    LYNNE M. CARCIA (age 31), was elected Senior Vice President, Controller and Principal Accounting Officer of the Company and the Association in April 1993. She was formerly Senior Vice President and Controller and Vice President--Loan Accounting, of the Association. She joined the Association in 1989. Previously, she was an audit manager with Ernst & Young.

    JOANN DOLAN (age 42) was elected Executive Vice President--Loan Administration and Operations of the Association in May 1993. She joined the Association in 1987 as Vice President of Planning Administration and was elected to the position of Senior Vice President of Consumer Lending in October of 1989. She was elected to the position of Executive Vice President, Consumer Lending and Loan Administration in March of 1990.

    TAMI W. KASCHULUK (age 36) was elected Executive Vice President & Chief Appraiser for the Association in December 1992. Formerly, she was Senior Vice President and Chief Appraiser of the Association. Prior to joining the Association in April 1989, she was manager of the Appraisal Division at Cushman and Wakefield.

    DANIEL J. STEINMETZ (age 41) was elected Executive Vice President-- Commercial Lending of the Association in December 1993. He formerly served as Senior Vice President of Commercial Lending. He joined the Association in November 1988. Prior to that time, he was Vice President and Regional Manager at Bank of Boston, Connecticut.

    VICTOR VRIGIAN (age 37) was elected Executive Vice President--Marketing and Retail Banking of the Association in April 1993. He served as Vice President of Deposit Products from February of 1987 through June of 1990, at which time he was elected Senior Vice President of Marketing.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Northeast Federal Corp.'s common stock is traded on the New York Stock Exchange under the symbol NSB. Information concerning the prices paid per common share of Northeast Federal Corp.'s common stock appears in Note 25 of the Notes to the Consolidated Financial Statements. On February 4, 1994, 13,507,945 shares of Northeast Federal Corp.'s common stock were issued and outstanding and held by approximately 5,100 holders of record. See item 6:
Selected Financial Data for market prices of the Company's common stock.

  In June 1987, Northeast Savings declared a quarterly dividend of $.15 per common share, its first dividend since becoming a stock association in September 1983. During fiscal 1988, Northeast Savings declared four cash dividends of $.15 per share. In fiscal 1989, Northeast Savings declared two cash dividends of $.15 per share and two 2% stock dividends. In fiscal 1990, Northeast Savings declared two 2% stock dividends. The last dividend was payable November 16, 1989. No further common stock dividends have been declared. The Board of Directors considers the declaration of dividends quarterly, based on the financial condition and capital position of the Company, its results of operations, current economic conditions and industry standards, tax considerations and other factors, including the restrictions regarding dividends as discussed in Item 7: Management's Discussion and Analysis of Results of Operations and Financial Condition and in Notes 13 and 15 of the Notes to Consolidated Financial Statements, as well as in the Regulatory Capital and Other Requirements section of Item 1: Business.

  Northeast Savings declared and paid dividends on its $2.25 Cumulative Convertible Preferred Stock, Series A and its Adjustable Rate Preferred Stock, Series A, from the date of issuance through January 1, 1990. However, in February 1990, believing that it was both necessary and appropriate to conserve the capital of the Association, the Board of Directors suspended the quarterly cash dividend on both issues of the Company's then-outstanding preferred stock. Several factors contributed to this decision. Under the dividend limitation agreement discussed in the Regulations section of Item 1: Business, Northeast Savings is prohibited from paying dividends to the holding company, Northeast Federal Corp., without prior written OTS approval if the capital of Northeast Savings is below its fully phased-in capital requirement or if the payment of such dividend would cause its capital to fall below its fully phased-in capital requirement. In addition, FDICIA and the prompt corrective action rules provide that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. The prompt corrective action rule also imposes a minimum 4% core capital requirement on all depository institutions that are not rated in the highest category of the ranking system adopted for internal use by the respective federal banking agencies. The Association is not rated in the highest category of the ranking system. Although the Association meets its fully phased-in capital requirements, the increase in the required level of core capital requires Northeast Savings to maintain a higher level of capital than was previously mandated.

  On May 8, 1992, in conjunction with the Association's acquisition of certain assets of four Rhode Island financial institutions and the issuance of deposits in the Association to depositors in those institutions, the Company repurchased from the FSLIC Resolution Fund administered by the FDIC the Adjustable Rate Preferred Stock, Series A, plus accumulated dividends, for $28.0 million in cash and $7.0 million of 9% Debentures for a total fair value of $32.5 million. The 9% Debentures had a fair value of $4.5 million which was based on the value attributable to those debentures by the FRF, as determined by its investment banker. Also in conjunction with the aforementioned Rhode Island acquisition, the Company issued and sold for $35.17 million to the Rhode Island Depositors Economic Protection Corporation, 351,700 shares of a new class of preferred stock, the $8.50 Cumulative Preferred Stock, Series B, plus warrants to purchase an aggregate of 800,000 shares of the Company's common stock. Accordingly, the Certificate of Incorporation of the Company was amended by adding a new Certificate of Designation for the Series B preferred stock (the Certificate of Designation). The Certificate of Designation authorizes the issuance of a total of 540,000 shares of the Series B preferred stock.

  On May 7, 1993, at a Special Meeting of Stockholders, the Company stockholders approved a reclassification of the Company's convertible preferred stock into common stock at the ratio of 4.75 shares of common stock for each share of convertible preferred stock. Effective May 14, 1993, the 1,610,000 outstanding shares of convertible preferred stock were converted into an aggregate of 7,647,500 shares of common stock. At such time, in the aggregate, $12.2 million of accumulated and unpaid dividends on the convertible preferred stock were eliminated.

  On May 21, 1993, the Company's Board of Directors voted to declare a stock dividend payable on July 1, 1993 on the Company's $8.50 Cumulative Preferred Stock, Series B of one share of Series B preferred stock for each $100 of the amount of dividends payable on July 1, 1993, and accumulated and unpaid as of that date, to holders of record on June 14, 1993. On July 1, 1993, the Company paid all then-accumulated and payable dividends on the Series B preferred stock, an aggregate of $3.4 million, through the issuance of an additional 34,296 shares of Series B preferred stock. On September 24, 1993, the Company's Board of Directors voted to declare a stock dividend payable on October 1, 1993 on the Company's $8.50 Cumulative Preferred Stock, Series B of one share of Series B preferred stock for each $100 of the amount of dividends payable on October 1, 1993 and accumulated and unpaid as of that date, to holders of record on September 24, 1993. On October 1, 1993, the Company paid the $820,000 of dividends then payable on the Series B preferred stock through the issuance of an additional 8,203 shares of Series B preferred stock. On December 17, 1993, the Company's Board of Directors voted to declare a quarterly stock dividend on the Series B preferred stock of one share of Series B preferred stock for each $100 of the amount of dividends payable on January 1, 1994, the Company paid $838,000 of dividends payable on the Series B preferred stock through the issuance of an additional 8,377 shares of Series B preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

                                          FOR THE
                          FOR THE YEAR  NINE MONTHS
                             ENDED         ENDED
                          DECEMBER 31,  DECEMBER 31,   FOR THE YEARS ENDED MARCH 31,
                          ------------  ------------  -----------------------------------
                              1993          1992         1992         1991        1990
                          ------------  ------------  ----------   ----------  ----------
                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS (1))
Interest income.........   $  220,376    $  196,345   $  326,946   $  449,077  $  608,662
Interest expense........      147,968       132,910      244,145      364,882     530,105
Net interest income.....       72,408        63,435       82,801       84,195      78,557
Provision for loan
 losses.................       23,300        16,300       10,200        8,900       6,672
Gain (loss) on sale of
 securities, net........        5,625         4,100        1,991       (2,728)    (13,446)
Gain on sale of loans,
 net....................        1,939         1,870        2,532        4,999      17,211
General and
 administrative
 expenses...............       67,159        50,055       61,510       65,763      67,742
Supervisory goodwill
 amortization and
 valuation adjustments..           --        58,570        3,971        5,294     120,972
SAIF insurance and OTS
 assessments............        8,414         6,222        8,130        8,464       8,607
Expenses for real estate
 and other assets
 acquired in settlement
 of loans...............       17,606         9,652        5,702        1,491         676
Income (loss) before
 extraordinary items....      (14,139)      (59,234)       4,490        7,149    (107,227)
Extraordinary items, net
 of income taxes........           --            --           95        4,579          91
Cumulative effect of
 change in accounting
 principle..............           --            --        1,022           --          --
Net income (loss).......      (14,139)      (59,234)       5,607       11,728    (107,136)
Preferred stock dividend
 requirements...........        4,501         4,652        8,506        8,765       8,682
Loss per common share
 before extraordinary
 items:
 Primary................        (1.75)       (11.16)        (.70)        (.28)     (20.28)
 Fully diluted..........            *             *            *            *           *
Income (loss) per common
 share before cumulative
 effect of change in
 accounting principle:
 Primary................        (1.75)       (11.16)        (.69)         .52      (20.27)
 Fully diluted..........            *             *            *            *           *
Net income (loss) per
 common share:
 Primary................        (1.75)       (11.16)        (.51)         .52      (20.27)
 Fully diluted..........            *             *            *            *           *
Weighted average yield
 on interest-earning
 assets.................         5.88%         7.16%        8.69%        9.58%       9.90%
Weighted average yield
 on interest-bearing
 liabilities............         3.91%         4.78%        6.48%        7.79%       8.59%
Net interest rate
 spread.................         1.97%         2.38%        2.21%        1.79%       1.31%
                                DECEMBER 31,                     MARCH 31,
                          --------------------------  -----------------------------------
                              1993          1992         1992         1991        1990
                          ------------  ------------  ----------   ----------  ----------
Total assets............   $3,920,027    $3,910,104   $3,821,342   $4,546,223  $4,974,259
Investments.............      288,976       275,120      511,361      318,390     466,273
Mortgage-backed
 securities.............    1,343,772       885,246      680,752    1,370,667   1,378,842
Loans...................    1,922,257     2,311,110    2,364,443    2,586,395   2,875,617
Rhode Island covered
 assets.................      105,625       151,828           --           --          --
Supervisory goodwill....           --            --       59,553       84,420      90,000
Retail deposits.........    2,952,082     3,205,654    3,462,339    3,292,932   3,392,404
Brokered deposits.......       25,135        25,135       25,708      113,540     304,429
FHLB advances...........      373,000       140,000       43,239      495,177     310,115
Securities sold under
 agreements to
 repurchase.............      294,809       291,014       12,747      366,782     451,644
Other borrowings........       38,442        35,550          560        1,030     234,090
Stockholders' equity....      132,513       137,573      191,024      182,832     171,022
SELECTED RATIOS:(2)
Return on average
 assets.................         (.36)%       (2.03)%        .14 %        .24%      (1.65)%
Return on average common
 equity.................       (24.51)%      (88.48)%      (3.28)%       3.96%     (64.86)%
Average equity to
 average assets ratio...         3.36 %        4.41 %       4.74 %       3.58%       4.30 %
Book value per common
 share..................   $     6.83    $     8.42   $    12.21   $    12.20  $    11.61
OTHER DATA:
Branch offices at period
 end....................           51            54           45           38          39
Number of employees
 (full-time
 equivalents)...........          901         1,036          956          879         946
Market prices of common
 stock:
 High...................   $    7 1/2    $    7 1/8   $    7 1/2   $    6 3/8  $    7 7/8
 Low....................        3 3/4             3        1 3/4        1 1/4       2 5/8
 At period end..........        4 3/8         6 5/8        6 5/8        3 3/8       4 5/8

- --------
 * Antidilutive
(1) Per share amounts have been restated to give effect to the two 2% stock dividends declared in fiscal 1990.
(2) For comparative purposes, ratios for the nine months ended December 31, 1992 have been annualized to reflect twelve months of activity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

  Northeast Federal Corp. reported a net loss of $14.1 million for 1993. The year was a difficult one for the Company as the continuing recessions in New England and California increased credit costs through higher loan loss provisions and higher REO operations expenses while low interest rates reduced the Company's net interest margin. Higher credit costs and a lower net interest margin resulted in the substantial operating loss for the year.

  The economies of Connecticut, Massachusetts, and New York, which began to contract in early 1989, continued to contract throughout 1993. California entered its recession later, in 1990, and its economy also continued to contract throughout 1993. As a consequence, the Company's provision for loan losses totaled $23.3 million in 1993 compared to $16.3 million for the nine months ended December 31, 1992 and $10.2 million for the twelve months ended March 31, 1992. REO operations expenses totalled $17.6 million for the twelve months ended December 31, 1993 compared to $9.7 million for the nine months ended December 31, 1992 and $5.7 million for the twelve months ended March 31, 1992.

  Interest rates reached their lowest level in thirty years in 1993, prompting many borrowers to refinance their loans and leading to exceptionally high prepayments of existing mortgage loans. At the same time, the Company's portfolio of adjustable rate mortgage loans was repricing to lower rates. As a consequence, the Company's interest rate spread was 1.97% for 1993 compared to 2.38% for the nine months ended December 31, 1992 and 2.21% for the twelve months ended March 31, 1992.

  Despite the continuing recessions, however, asset quality improved throughout 1993 as delinquencies and non-performing assets both decreased throughout the year. Total non-performing assets were 3.63% of total assets at December 31, 1993, compared to 4.97% at December 31, 1992, and 4.54% at March 31, 1992. In August, the Company accelerated the reduction in non-performing assets by selling $30.3 million of REO in a single transaction. The Company recorded a $6.0 million provision for loss during the quarter ended June 30, 1993 in anticipation of the sale. That provision and an adjustment of $777,000 are included in REO operations expense for 1993. Total REO at December 31, 1993 was $75.0 million compared to $99.4 million at December 31, 1992 and $61.2 million at March 31, 1992. Non-accrual loans were $67.5 million at December 31, 1993 compared to $95.0 million at December 31, 1992 and $112.1 million at March 31, 1992.

  The Company also took significant steps during 1993 to reduce its concentration of loans in California. The Company securitized approximately $350 million of California mortgage loans in 1993, effectively eliminating the credit risk on those loans while retaining the loans in portfolio in securitized form.

  The Company changed its capital structure in May of 1993. On May 7, 1993, at a Special Meeting of Stockholders, the Company's stockholders approved a reclassification of the Company's $2.25 Cumulative Convertible Preferred Stock, Series A into common stock at the ratio of 4.75 shares of common stock for each share of convertible preferred stock. Effective May 14, 1993, the 1,610,000 outstanding shares of convertible preferred stock were converted into an aggregate of 7,647,500 shares of common stock. At such time, in the aggregate, $12.2 million of accumulated and unpaid dividends on the convertible preferred stock were eliminated. Although the reclassification did not change the regulatory capital of the Association, it eliminated a possible future need for the Company to seek dividends from the Association for the purpose of paying dividends on the convertible preferred stock.

  The results of operations for 1993 and changes in the Company's financial condition in 1993 are discussed in more detail in the sections that follow.

  On February 9, 1994, Shawmut National Corporation and the Company signed a definitive agreement for the acquisition by Shawmut of ten Northeast Savings branches located in Eastern Massachusetts and in

Rhode Island. Five of the branches to be purchased are in Massachusetts and five are in Rhode Island. Deposits held in these branches totaled approximately $427 million as of December 31, 1993. Shawmut will pay a premium of three percent to Northeast Savings for deposits on hand in these branches at the time of closing. The transaction is expected to close by the end of the second quarter, and is subject to regulatory approval. The sale will permit Northeast Savings to focus its resources on its four significant deposit markets: the capital region of New York State; Hartford, Connecticut; and Springfield and Worcester, Massachusetts. The sale of the branches will also strengthen the Company's financial position and enhance its profitability. When the transaction is finalized, Northeast Savings will operate thirty-eight branches, thirty-two of which are in those markets.

  At the July 24, 1992 meetings of the Boards of Directors of Northeast Federal Corp. and Northeast Savings, the Boards voted to change the fiscal year end of the Company and the Association from March 31 to December 31. In general, the discussions which follow compare the year ended December 31, 1993 to the nine months ended December 31, 1992 and to the year ended March 31, 1992. Also, for certain areas of income and expense, comparisons are made between the fiscal year ended December 31, 1993, the twelve month period ended December 31, 1992 (unaudited), and the fiscal year ended March 31, 1992. A further comparison which presents the unaudited statement of operations for the nine months ended December 31, 1993 compared to statements of operations for the same nine months in 1992 (audited) and 1991 (unaudited) may be found in Note 2 to the Consolidated Financial Statements: Change in Fiscal Year.

RESULTS OF OPERATIONS

  Northeast Federal Corp. and consolidated subsidiaries reported a net loss of $14.1 million for the year ended December 31, 1993 and a primary and fully diluted net loss per common share of $1.75 after preferred stock dividend requirements. For the nine months ended December 31, 1992, the Company reported a net loss of $59.2 million and a primary and fully diluted net loss per common share of $11.16 after preferred stock dividend requirements, which compared to net income of $5.6 million and a primary and fully diluted net loss per common share of $.51 after preferred stock dividend requirements for the year ended March 31, 1992. The net loss of $59.2 million for the nine months ended December 31, 1992 was substantially due to the Company's $56.6 million reduction in the value of its supervisory goodwill. For the periods ended December 31, 1993 and 1992 other factors contributing to the losses include decreases in average earning assets, and substantially higher expenses on real estate and other assets acquired in settlement of loans. The loss for the nine-month period ended December 31, 1992 was also affected by decreased mortgage servicing fees attributable to a high level of prepayments and proportionately higher general and administrative expenses due principally to a twelve branch increase in the Association's branching network between March 20, 1992 and December 31, 1992.

 Interest Income and Expense

  Northeast Savings' principal source of earnings is its net interest income. Net interest income depends primarily upon the difference, or interest rate spread, between the combined weighted average yield the Association earns from its net loans, mortgage-backed securities, and investment portfolio (together, the interest-earning assets) and the combined weighted average rate paid on deposits and borrowings (together, the interest-bearing liabilities). Interest rate spread is affected by changes in the level of non-performing loans and foreclosed real estate, as well as by various external factors, including national and regional economic trends governing general interest rates, changes in accounting rules, changes in federal legislation, loan demand, deposit flows, and competition for deposit funds and mortgage loans. When the balance of interest-earning assets equals or exceeds the balance of interest-bearing liabilities, net interest income as a percent of interest-earning assets will equal or exceed the interest rate spread. When the balance of the interest-earning assets is less than the balance of the interest-bearing liabilities, net interest income as a percentage of interest-earning assets will be less than the interest rate spread. For the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, average interest-bearing liabilities exceeded average interest-earning assets by $42.9 million, $34.7 million, and $6.4 million, respectively.

  Total interest income was $220.4 million, $266.3 million, and $326.9 million for the years ended December 31, 1993 and 1992 and March 31, 1992, respectively. For the nine-month periods ended December 31, 1993 and 1992, respectively, total interest income was $163.1 million and $196.3 million. The increase in total interest income for the year ended December 31, 1993 when compared to the nine months ended December 31, 1992, was due primarily to a longer reporting period, which increased total interest income by $65.4 million. However, primarily as a result of a 128 basis point decrease in the weighted average yield on interest-earning assets, total interest income increased by only $24.0 million. Weighted average yields were 5.88% and 7.16% for the year ended December 31, 1993 and the nine months ended December 31, 1992, respectively.

  The $130.6 million decrease in total interest income for the nine months ended December 31, 1992 when compared to the year ended March 31, 1992, was due primarily to a shorter reporting period, which decreased total interest income by $62.1 million, and to lower yields on interest-earning assets. Primarily as a result of a 153 basis point decrease in the weighted average yield on interest-earning assets, total interest income decreased $53.3 million. Weighted average yields were 7.16% and 8.69% for the nine months ended December 31, 1992 and the year ended March 31, 1992, respectively. In addition, the decrease in total interest income for the nine months ended December 31, 1992 was also impacted by a $104.3 million decrease in average interest-earning assets, which reduced interest income by $15.2 million.

  The weighted average yields on the Association's principal categories of interest-earning assets were as follows for the periods indicated.

                                          FOR THE YEAR FOR THE NINE FOR THE YEAR
                                             ENDED     MONTHS ENDED    ENDED
                                          DECEMBER 31, DECEMBER 31,  MARCH 31,
                                              1993         1992         1992
                                          ------------ ------------ ------------
                                                       (ANNUALIZED)
   Investment securities, net............    4.91%        5.40%        6.96%
   Mortgage-backed securities, net.......    5.15%        6.70%        8.40%
   Loans, net............................    6.27%        7.45%        9.05%

  The table below presents the Association's loans, before consideration of allowances for losses, deferred fees, discounts, and other items, and mortgage-backed securities at December 31, 1993 and the primary indexes which dictate their repricing:

                                      LOANS                  MORTGAGE-BACKED SECURITIES
                         -------------------------------- --------------------------------
                            BALANCE AT                       BALANCE AT
                         DECEMBER 31, 1993 % OF PORTFOLIO DECEMBER 31, 1993 % OF PORTFOLIO
                         ----------------- -------------- ----------------- --------------
                                              (DOLLARS IN THOUSANDS)
Adjustable rate:
  One-Year Treasury
   Constant Maturity....    $1,001,512          51.10%       $1,070,964          79.75%
  Eleventh District Cost
   of funds.............       290,029          14.80            79,965           5.95
  Other.................       457,570          23.35           138,800          10.34
Fixed rate..............       164,643           8.40            41,157           3.06
Available-for-sale......        46,076           2.35            12,052            .90
                            ----------         ------        ----------         ------
                            $1,959,830         100.00%       $1,342,938         100.00%
                            ==========         ======        ==========         ======

  A portion of the Association's loans and mortgage-backed securities are tied to indexes other than the primary ones noted above. However, no significant portion of the Association's portfolios is tied to any one of these other individual indexes. The following table presents the primary indexes to which the Association's loans are tied and the corresponding interest rates of those indexes at the dates indicated:

                                             DECEMBER 31, DECEMBER 31, MARCH 31,
                                                 1993         1992       1992
                                             ------------ ------------ ---------
One-Year Treasury Constant Maturity.........     3.61         3.62       4.64
Eleventh District Cost of Funds.............     3.82         4.51       5.80

  The lower yields earned by the Association on its interest-earning assets were due to several factors. First, the Association has experienced a high level of prepayments on its loans and mortgage-backed securities. Such prepayments have resulted from low interest rates due to extremely poor economic conditions and the continuing recession. In this current low interest rate environment, many borrowers are refinancing their existing mortgage loans in order to reduce their payment obligations through lower mortgage interest rates. This increase in prepayments, coupled with the fact that approximately 84.6% of Northeast Savings' interest-earning assets are either short-term in nature or tied to an adjustable rate index, has resulted in an overall lower level of interest rates earned by the Association. Finally, lower yields have resulted from the Association's recent high levels of non-performing assets which consist of non-accrual loans and REO. Average non-performing assets were $172.1 million, $215.7 million, and $149.7 million for the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, respectively. Non-performing assets totaled $142.4 million, or 3.6% of total assets at December 31, 1993, compared to $194.4 million, or 5.0% of assets at December 31, 1992, and $173.3 million or 4.5% of assets at March 31, 1992. The level of non-performing assets has negatively impacted the Company's net interest income and operating results. Management believes that the high level of non-performing assets will continue to negatively impact net interest income in 1994.

  As a result of an overall lower level of interest rates, both total interest expense and the Association's cost of funds were lower in the year ended December 31, 1993 and the nine months ended December 31, 1992 than for the previous comparable periods. In addition, total interest expense was higher for the year ended December 31, 1993 versus the nine months ended December 31, 1992 due to the difference in the length of the reporting period. Total interest expense was $148.0 million, $182.2 million, and $244.1 million for the years ended December 31, 1993 and 1992 and March 31, 1992, respectively. For the nine months ended December 31, 1993 and 1992, respectively, total interest expense was $110.3 million and $132.9 million. During the year ended December 31, 1993, the cost of funds decreased 87 basis points to 3.91%, while during the nine months ended December 31, 1992, the cost of funds decreased to 4.78%, 170 basis points lower than in the year ended March 31, 1992. Average interest-bearing liabilities were $3.8 billion, $3.7 billion and $3.8 billion for the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, respectively.

  Net interest income totaled $72.4 million, $84.1 million, and $82.8 million for the years ended December 31, 1993 and 1992, and March 31, 1992, respectively. For the nine months ended December 31, 1993 and 1992, respectively, net interest income was $52.8 million and $63.4 million. The following table presents the primary determinants of the Company's net interest income for the periods presented:

                                                  FOR THE
                          FOR THE YEAR ENDED NINE MONTHS ENDED FOR THE YEAR ENDED
                             DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                 1993              1992               1992
                          ------------------ ----------------- ------------------
                                          (DOLLARS IN THOUSANDS)
Average interest earning
 assets.................      $3,745,278        $3,656,916         $3,761,203
Average interest bearing
 liabilities............       3,788,210         3,691,602          3,767,578
                              ----------        ----------         ----------
Excess of average
 interest-bearing
 liabilities over
 average interest-
 earning assets.........      $   42,932        $   34,686         $    6,375
                              ==========        ==========         ==========
Yield earned on average
 interest-earning
 assets.................            5.88%             7.16%              8.69%
Rate paid on average
 interest-bearing
 liabilities............            3.91              4.78               6.48
                              ----------        ----------         ----------
Net interest rate
 spread.................            1.97%             2.38%              2.21%
                              ==========        ==========         ==========
Net interest rate
 margin.................            1.93%             2.34%              2.20%
                              ==========        ==========         ==========
Total interest income...      $  220,376        $  196,345         $  326,946
Total interest expense..         147,968           132,910            244,145
                              ----------        ----------         ----------
Net interest income.....      $   72,408        $   63,435         $   82,801
                              ==========        ==========         ==========

  The decreases in the interest rate spread and margin were due primarily to the recent high level of refinancing in the current low interest rate environment. As refinanced loans with relatively higher rates were replaced by loans whose initial coupon rate was often lower than 4%, the Association's yield on interest-earning assets decreased. For the year ended December 31, 1993, the average rate on single-family residential real estate loans was 6.15%, compared to 7.33% for the nine months ended December 31, 1992.

  For the nine months ended December 31, 1992, the interest rate spread increased to 2.38%, compared to 2.21% for the year ended March 31, 1992. The net interest rate margins for the same respective periods were 2.34% and 2.20%. The increase in the interest rate spread for the nine months ended December 31, 1992 resulted because the decrease in the cost of funds for the period was more rapid than the decrease in the yields earned. The interest rate spread is calculated by subtracting the average rate paid for average total interest-bearing liabilities from the average rate earned on average total earning assets. The interest rate margin is calculated by dividing annualized net interest income by average total earning assets.

  In addition, the high average level of non-performing loans during recent years has had a negative impact on the interest spread, lowering the spread by 14 basis points for the year ended December 31, 1993, and 26 basis points for both the nine months ended December 31, 1992 and the year ended March 31, 1992.

  The table below summarizes the degree to which changes in the Association's interest income, interest expense, and net interest income are due to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities.

                                                YEAR ENDED
                                         DECEMBER 31, 1993 VERSUS
                                             NINE MONTHS ENDED
                                             DECEMBER 31, 1992
                                -----------------------------------------------
                                            AMOUNT OF INCREASE
                                       (DECREASE) DUE TO CHANGE IN:
                                -----------------------------------------------
                                                              RATE/
                                 VOLUME     RATE    TIMING    VOLUME    TOTAL
                                --------  --------  -------  --------  --------
                                              (IN THOUSANDS)
Interest income:
  Loans receivable............  $   (110) $(26,553) $  (260) $ 43,012  $ 16,089
  Other interest-earning
   assets.....................     6,289   (18,642)  (2,139)   22,434     7,942
                                --------  --------  -------  --------  --------
    Total interest income.....     6,179   (45,195)  (2,399)   65,446    24,031
                                --------  --------  -------  --------  --------
Interest expense:
  Deposits....................   (17,712)  (28,662)   3,057    40,556    (2,761)
  Borrowings..................    27,674    (1,688) (11,108)    2,941    17,819
                                --------  --------  -------  --------  --------
    Total interest expense....     9,962   (30,350)  (8,051)   43,497    15,058
                                --------  --------  -------  --------  --------
Change in net interest income.  $ (3,783) $(14,845) $ 5,652  $ 21,949  $  8,973
                                ========  ========  =======  ========  ========
                                             NINE MONTHS ENDED
                                         DECEMBER 31, 1992 VERSUS
                                                YEAR ENDED
                                              MARCH 31, 1992
                                -----------------------------------------------
                                            AMOUNT OF INCREASE
                                       (DECREASE) DUE TO CHANGE IN:
                                -----------------------------------------------
                                                              RATE/
                                 VOLUME     RATE    TIMING    VOLUME    TOTAL
                                --------  --------  -------  --------  --------
                                              (IN THOUSANDS)
Interest income:
  Loans receivable............  $(16,388) $(39,290) $ 2,596  $(43,012) $(96,094)
  Other interest-earning
   assets.....................     1,191   (18,655)   2,084   (19,127)  (34,507)
                                --------  --------  -------  --------  --------
    Total interest income.....   (15,197)  (57,945)   4,680   (62,139) (130,601)
                                --------  --------  -------  --------  --------
Interest expense:
  Deposits....................    (3,981)  (47,820)  (2,840)  (40,557)  (95,198)
  Borrowings..................   (11,430)   (3,815)   2,149    (2,941)  (16,037)
                                --------  --------  -------  --------  --------
    Total interest expense....   (15,411)  (51,635)    (691)  (43,498) (111,235)
                                --------  --------  -------  --------  --------
Change in net interest income.  $    214  $ (6,310) $ 5,371  $(18,641) $(19,366)
                                ========  ========  =======  ========  ========

  The tables above indicate that total interest income during the year ended December 31, 1993 versus the nine months ended December 31, 1992 was positively affected by $6.2 million from the increase in the average level of interest-earning assets, primarily mortgage-backed securities, and negatively impacted by $45.2 million from the reduction in the average yield realized on interest-earning assets. Total interest expense was negatively impacted by $10.0 million from the increases in the level of average interest-bearing liabilities, particularly the increase in FHLB advances, and favorably impacted by $30.4 million from a reduction in the average cost of interest-bearing liabilities. Net interest income was negatively impacted by $3.8 million due to changes in the levels of interest-earning assets and interest-bearing liabilities and by $14.8 million from a decline in market rates that continued throughout 1993 versus 1992.

 Provision for Loan Losses

  The provision for loan losses for the year ended December 31, 1993 was $23.3 million compared to $16.3 million for the nine months ended December 31, 1992 and $10.2 million for the year ended March 31, 1992. The continuing high levels of provisions reflect the effects of the ongoing recessions in New England and California and the impact of such recessions on borrowers' abilities to repay loans and the value of homes collateralizing these loans.

  The allowance for loan losses at December 31, 1993 was $7.3 million higher than at December 31, 1992, while the Association's net loan portfolio was $388.9 million lower. The factors considered in determining the adequacy of the allowance for loan losses on the Association's loan portfolio are management's judgment regarding prevailing and anticipated economic conditions, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Association, the overall loan portfolio quality, and the level of loan charge-offs. The most recent examination of the Association by the OTS was completed in the fourth quarter of 1993. The activity in the allowance for loan losses for the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992 can be found in Note 7 to the Consolidated Financial Statements. Although management believes that the allowance for loan losses is adequate at December 31, 1993, based on the quality of the loan portfolio at that date, further additions to the allowance may be necessary if market conditions continue to deteriorate.

  Net charge-offs for the periods indicated by type of loan were:

                             FOR THE YEAR    FOR THE NINE MONTHS  FOR THE YEAR
                          ENDED DECEMBER 31, ENDED DECEMBER 31,  ENDED MARCH 31,
                                 1993               1992              1992
                          ------------------ ------------------- ---------------
                                          (DOLLARS IN THOUSANDS)
Single-family
 residential real estate
 loans..................       $(14,659)          $(12,297)          $(6,235)
Consumer loans..........              5                (67)             (387)
Income property loans...         (1,395)                --              (469)
Commercial loans........             --                 --              (330)
                               --------           --------           -------
  Total net charge-offs.       $(16,049)          $(12,364)          $(7,421)
                               ========           ========           =======
As a percent of average
 loans..................            .69%               .54%              .30%
                               ========           ========           =======

  The increases in single-family residential real estate loan net charge-offs were due to general economic conditions, particularly the recessions in New England and California which continued into 1993. The lingering recessionary environment has caused high rates of unemployment and reduced family income levels and has resulted in declining real estate values, increased delinquencies, and foreclosures. The increase in residential charge-offs, which began in late 1992 and continued into 1993, indicated that the risk in the residential loan portfolio was higher than indicated by previous analysis. As a result, management increased the provision for loan losses to $23.3 million for the year ended December 31, 1993. The increase in charge-offs on income property loans for the year ended December 31, 1993 resulted from the sale in April 1993 of the Association's portion of an income property loan participation. The Association's portion of this participation had been included in non-accrual loans since March 15, 1992.

  Non-performing assets. The risks and uncertainties involved in originating loans may result in loans becoming non-performing assets. Non-performing assets include non-accrual loans and real estate and other assets acquired in settlement of loans.

  The following table presents the Association's non-performing assets and restructured loans at the dates indicated.

                                                     DECEMBER 31,
                                                   ------------------  MARCH 31,
                                                     1993      1992      1992
                                                   --------  --------  ---------
                                                     (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Single-family residential real estate..........  $ 65,770  $ 87,949  $107,791
  Consumer.......................................     1,315     1,741     1,931
  Income property................................       377     5,299     2,372
                                                   --------  --------  --------
    Total non-accrual loans......................    67,462    94,989   112,094
                                                   --------  --------  --------
REO:
  Single-family residential......................    57,165    83,605    42,055
  Hotels.........................................     6,453     6,408     7,990
  Apartment building.............................     5,270     4,464     4,273
  Real estate brokerage operations...............     1,744     1,544     2,812
  Office, retail, industrial, complexes; land ...     3,357     2,499     2,789
  Residential subdivisions.......................       973       856     1,289
                                                   --------  --------  --------
    Total REO....................................    74,962    99,376    61,208
                                                   --------  --------  --------
    Total non-performing assets..................  $142,424  $194,365  $173,302
                                                   ========  ========  ========
Restructured loans...............................  $  1,641  $  1,100  $  1,300
                                                   ========  ========  ========
Total non-accrual loans as a percent of total
 gross loans receivable..........................      3.44%     4.06%     4.69%
                                                   ========  ========  ========
Total non-performing assets as a percent of total
 assets..........................................      3.63%     4.97%     4.54%
                                                   ========  ========  ========

  Activity within the non-performing asset portfolio was as follows:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1993
                                                              ------------------
                                                                (IN THOUSANDS)
LOANS
Beginning balance............................................      $94,989
New non-performing loans.....................................       39,215
Net recoveries...............................................            5
Returned to accrual status...................................       (2,621)
Payoffs......................................................       (2,898)
Transfers to REO through foreclosure.........................      (61,228)
                                                                   -------
Ending balance...............................................      $67,462
                                                                   =======
REAL ESTATE OWNED
Beginning balance............................................      $99,376
Acquisitions of properties through foreclosure...............       61,228
Writedowns...................................................      (10,082)
Sales, dispositions and other................................      (75,560)
                                                                   -------
Ending balance...............................................      $74,962
                                                                   =======

  The above information is not available for the nine months ended December 31, 1992 or the year ended March 31, 1992.

  The following table sets forth the effect of non-performing and restructured loans on interest income for the periods indicated.

                           FOR THE YEAR ENDED  FOR THE NINE MONTHS ENDED      FOR THE YEAR ENDED
                              DECEMBER 31,            DECEMBER 31,                 MARCH 31,
                                  1993                    1992                       1992
                          -------------------- ----------------------------- ---------------------
                           NON-                   NON-                         NON-
                          ACCRUAL RESTRUCTURED  ACCRUAL       RESTRUCTURED   ACCRUAL  RESTRUCTURED
                          ------- ------------ ------------- --------------- -------- ------------
                                                     (IN THOUSANDS)
Principal...............  $67,462    $1,641    $      94,989    $      1,100 $112,094    $1,300
                          =======    ======    =============    ============ ========    ======
Gross amount of interest
 that would have been
 recorded during the
 period at the original
 rate...................  $ 4,810    $   59    $       5,580    $        172 $ 10,386    $  172
Interest recorded in
 income.................    1,341        41            1,297              68    3,449        52
                          -------    ------    -------------    ------------ --------    ------
Interest income not
 recognized.............  $ 3,469    $   18    $       4,283    $        104 $  6,937    $  120
                          =======    ======    =============    ============ ========    ======

  As the level of non-performing assets has risen, the Association has increased its efforts to reduce the amount of such assets. The Association seeks to reduce nonperforming assets by aggressively pursuing loan delinquencies through collection and foreclosure processes and, if foreclosed, disposing rapidly of the acquired real estate. Management believes that disposal of REO is handled most efficiently through its area managers who have greater knowledge of their neighborhoods than do the personnel at Company headquarters. Thus, California REO is generally disposed of through the Association's West Coast offices.

  In August 1993, as part of its efforts to dispose of foreclosed real estate more rapidly, the Association sold fifty-seven single-family residential REO properties in a single transaction. The sale is discussed further in "Real estate and other assets acquired in settlement of loans." Including this sale, the Association sold approximately $76.7 million in foreclosed single-family residential real estate in 1993, compared to $22.2 million for the nine months ended December 31, 1992.

  Another key to reducing the level of non-performing assets is the continuing goal to improve underwriting standards. For example, in certain cases prior to 1990, the Association's policies allowed originations of single-family residential mortgages with loan-to-value ratios greater than 80% without private mortgage insurance. Such loans originated after 1990 were on an exception basis only and required the approval of the Chairman of the Board or the President. Also in 1989, the average loan-to-value ratio on loans originated that year was 74.6%. By 1993, the average loan-to-value ratio had decreased to 66.0%.

 Non-accrual loans. Non-accrual loans are loans on which the accrual of interest has been discontinued. The Association's policy is to discontinue the accrual of interest on loans when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current, the Association discontinues accruing interest on that loan when a foreclosure is brought about by other owner defaults. When interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected. Non-accrual loans at December 31, 1993 were $67.5 million, compared to $95.0 million and $112.1 million at December 31, 1992 and March 31, 1992, respectively. At December 31, 1993 and 1992 and March 31, 1992, the Association had no loans more than ninety days past due on which it was accruing interest. The decreases in non-accrual loans were due to foreclosures of the underlying collateral securing the loans, which resulted in transfers to the REO balance, and to payoffs and reinstatements of non-accrual loans.

  Below is a table which summarizes Northeast Savings' gross loan portfolio and non-accrual loans as a percentage of gross loans by state and property type at December 31, 1993.

                           SINGLE-FAMILY
                            RESIDENTIAL
                            REAL ESTATE        CONSUMER     INCOME PROPERTY  COMMERCIAL         TOTAL
                         ------------------ --------------- --------------- ------------- ------------------
                                     NON-            NON-            NON-          NON-               NON-
                                    ACCRUAL         ACCRUAL         ACCRUAL       ACCRUAL            ACCRUAL
                           GROSS     LOAN    GROSS   LOAN    GROSS   LOAN   GROSS  LOAN     GROSS     LOAN
                           LOANS     RATIO   LOANS   RATIO   LOANS   RATIO  LOANS  RATIO    LOANS     RATIO
                         ---------- ------- ------- ------- ------- ------- ----- ------- ---------- -------
                                                       (DOLLARS IN THOUSANDS)
California.............. $  903,540  3.98%  $ 1,094     --% $16,584    --%   $--     --%  $  921,218  3.90%
Connecticut.............    260,947  2.68     5,186   6.27   20,878  1.79     --     --      287,011  2.68
New York................    221,067  6.05    18,237   3.10   22,111    --     --     --      261,415  5.33
Massachusetts...........    158,968  1.64     7,174    .49   12,387   .03     77     --      178,606  1.48
New Jersey..............     56,915  6.66       308     --       --    --     --     --       57,223  6.62
Florida.................     42,745  2.42       363     --       --    --     --     --       43,108  2.40
New Hampshire...........      3,860  2.27       343   2.11    3,249    --     --     --        7,452  1.27
Other...................    197,748   .97     1,974  19.44    4,075    --     --     --      203,797  1.12
                         ----------         -------         -------          ---          ----------
Total................... $1,845,790  3.56%  $34,679   3.79% $79,284   .48%   $77     --%  $1,959,830  3.44%
                         ==========         =======         =======          ===          ==========

  Although Northeast Savings' single-family residential non-accrual loans have decreased by approximately 25.2% since December 31, 1992, they remain at a high level due to continuing weak economic conditions, particularly the recessions in New England and California. Virtually all of these residential mortgage non-accrual loans are collateralized by properties with an original loan-to-value ratio of 80% or less. At December 31, 1993 and 1992 and March 31, 1992, single-family residential non-accrual loans were 97.5%, 92.6%, and 96.2%, respectively, of non-accrual loans. The ratio of the allowance, including the unallocated portion, attributed to single-family residential loans as a percentage of total single-family residential non-accrual loans was 41.3%, 21.2%, and 11.4%, at December 31, 1993 and 1992 and March 31, 1992,
respectively.

  The low levels in the allowance for loan losses as a percentage of non-accrual consumer loans reflect significant charge-offs made during the years ended March 31, 1992 and 1991, which resulted in a portfolio with substantially lower risk. The Association's consumer loans, which totaled only 1.8% of the total loan portfolio at December 31, 1993, consist primarily of well-seasoned loans collateralized by deposits or real estate. At December 31, 1993, 25.1% of the Association's consumer loans were collateralized by deposits, while 61.7% consisted of loans collateralized by real estate.

  The non-accrual income property loans at December 31, 1993 primarily represent three loans which have been reserved to their estimated fair values based on current appraisals. The Association's income property loan portfolio, totaling 4.1% of the total loan portfolio at December 31, 1993, consists of well-seasoned loans, most of which were originated prior to 1986.

  Real estate and other assets acquired in settlement of loans. The $24.4 million decrease in REO at December 31, 1993 from December 31, 1992 was due primarily to the August 27, 1993 sale in a single transaction of a portion of the Company's portfolio of single-family residential REO. The fifty-seven REO properties sold had a book value of $30.3 million at the time of the sale. Of the fifty-seven properties, thirty-four properties, totaling 88.9% of the book value of the sale, were in California and thirty of the properties, with a total book value of $18.3 million, were in the REO portfolio for greater than one year. The Company recorded a $6.0 million provision for loss during the quarter ended June 30, 1993 in anticipation of the sale. An adjustment of $777,000, which is included in expense on REO on the statement of operations, was recorded at the time the properties were sold. After giving effect to the sale, the Company's REO at December 31, 1993 was $21.5 million lower than at June 30, 1993. The turnover of single-family residential REO has been relatively rapid. Of the $57.2 million of single-family residential REO at December 31, 1993, only 34 properties totaling $17.3 million were in the portfolio for longer than one year. Included in income property

REO of $16.0 million at December 31, 1993 were two hotels, an industrial building, one retail office, two single-family residential subdivisions, two apartment buildings, and one property zoned for residential development. Also included in income property REO were a residential subdivision and an apartment building purchased as part of the Rhode Island acquisition.

  If the recessions in New England and California continue, the amount of non-accrual loans and real estate owned may increase. Management believes that the single-family residential real estate market has stabilized in New England. However, management also expects that California single-family residential non-accrual loans could increase due to the poor economic environment.

 Non-Interest Income

  Non-interest income, which is comprised primarily of fees for services and net gains or losses on the sales of securities and loans, totaled $17.7 million, $16.7 million, and $16.1 million for the years ended December 31, 1993 and 1992 and March 31, 1992, respectively, compared to $10.7 million and $13.0 million for the nine months ended December 31, 1993 and 1992, respectively.

  Fees for services result principally from fees received for servicing loans and fees charged to customers. When compared to prior periods, fee income was lower for the years ended December 31, 1993 and 1992 than for the year ended March 31, 1992. Fees for services totaled $10.2 million, $9.7 million, and $12.8 million for the years ended December 31, 1993 and 1992, and March 31, 1992, respectively, and $7.3 million and $7.1 million for the nine months ended December 31, 1993 and 1992, respectively. Total fees for services are affected by the level of loans serviced for others and by the level of savings deposits.

                                                  FOR THE
                          FOR THE YEAR ENDED NINE MONTHS ENDED FOR THE YEAR ENDED
                             DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                 1993              1992               1992
                          ------------------ ----------------- ------------------
                                              (IN THOUSANDS)
Loan servicing fees.....       $ 2,627            $  793            $ 4,928
Fees charged to
 customers..............         7,554             6,319              7,887
                               -------            ------            -------
Total fees for services.       $10,181            $7,112            $12,815
                               =======            ======            =======

  For the year ended December 31, 1993 and the nine months ended December 31, 1992, loan servicing fees were impacted by higher adjustments to value and to increased amortization of the Association's purchased mortgage servicing rights and deferred excess servicing resulting from higher prepayments on underlying mortgage loans. Such prepayments have occurred primarily as a result of the low interest rate levels which have been experienced in the economy over recent months. The following table details fee income earned by the Association on loans serviced for others for the periods indicated. Adjustments to value due to prepayments resulted from the availability of substantially lower interest rates on mortgage loans. Reflecting the overall level of interest rates in the economy, mortgage rates were particularly low during the year ended December 31, 1993. Interest losses on payoffs occur because, although a borrower may pay off a mortgage early in the month, the Association must still remit an entire month's interest to the investor.

                                                 FOR THE
                         FOR THE YEAR ENDED NINE MONTHS ENDED FOR THE YEAR ENDED
                            DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                1993              1992               1992
                         ------------------ ----------------- ------------------
                                             (IN THOUSANDS)
Gross servicing fees....      $ 7,326            $ 6,755           $10,030
Less:
  Amortization..........       (2,674)            (2,316)           (3,172)
  Adjustments to value
   due to prepayments...         (993)            (2,407)             (763)
  Interest loss on
   payoffs..............       (1,032)            (1,239)           (1,167)
                              -------            -------           -------
  Net servicing fees....      $ 2,627            $   793           $ 4,928
                              =======            =======           =======

  Fees charged to customers were $7.6 million, $8.4 million, and $7.9 million for the years ended December 31, 1993 and 1992 and March 31, 1992, respectively. For the nine months ended December 31, 1993 and 1992, fees charged to customers totaled $5.7 million and $6.3 million.

  Non-interest income for the year ended December 31, 1993, the nine months ended December 31, 1992 and the year ended March 31, 1992 included net gains of $5.6 million, $4.1 million and $2.0 million, respectively, on sales of securities. For the year ended December 31, 1993 and nine months ended December 31, 1992 net gains included $3.6 million and $1.9 million, respectively, on investment securities and $2.0 million and $2.2 million, respectively, on mortgage-backed securities. For the year ended March 31, 1992, net losses of $2.8 million on investment securities were offset by net gains of $4.7 million on mortgage-backed securities. Sales of the investment securities and the mortgage-backed securities for the year ended March 31, 1992 were made in accordance with the Association's objectives of downsizing and of remaining in compliance with anticipated higher core capital requirements.

  Net gains on sales of securities for the year ended December 31, 1993, the nine month period ended December 31, 1992, and the year ended March 31, 1992 included $2.9 million, $880,000, and $566,000, respectively, of realized capital gains allocated to the Association by two limited partnerships in which the Association invested and which, during the quarter ended June 30, 1993, were transferred from the held-to-maturity portfolio to the available-for-sale portfolio in anticipation of compliance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The remaining net gains on investment securities for the same respective periods resulted primarily from the sale of fixed-rate securities from the available-for-sale portfolio.

  Included in net losses on investment securities for the year ended March 31, 1992 were net realized losses of $2.8 million which included losses of $371,000 on the FIRREA-mandated sale of the Association's last non-investment grade corporate debt security, $572,000 on the sale of all of the Association's remaining collateralized mortgage obligation residuals, and $6.2 million on the sales of corporate debt securities. These losses were partly offset by gains on sales of other investment securities from the available-for-sale portfolio. For further information related to sales of investment securities and mortgage-backed securities, see Notes 5 and 6 to the Consolidated Financial Statements.

  Non-interest income for the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, respectively, also included net gains on sales of loans of $1.9 million, $1.9 million, and $2.5 million. For the year ended December 31, 1993, total proceeds from sales of loans totaled $279.7 million, $231.2 million of which was due to sales of loans from the available-for-sale portfolio. In addition, $33.7 million resulted from the securitization of loans into mortgage-backed securities and their simultaneous sale. The remaining proceeds resulted primarily from the sale of seasoned California adjustable rate mortgages. For the nine months ended December 31, 1992, proceeds from sales of loans totaled $192.4 million, $184.3 million of which was from the available-for-sale portfolio. The remaining $8.1 million in proceeds resulted from the sale of a whole loan participation which was serviced by another financial institution. The participation was sold because of management's concern over the creditworthiness of that servicer. For the year ended March 31, 1992, proceeds from sales of loans totaled $151.7 million. Of the total proceeds for the year ended March 31, 1992, $135.1 million resulted from sales of loans from the available-for-sale portfolio, while the remaining proceeds were due principally to the sale of a fixed rate commercial mortgage loan participation. The sale of this participation resulted in a gain of $856,000.

 Non-Interest Expense

  Total non-interest expense totaled $93.2 million, $145.6 million, and $79.3 million for the years ended December 31, 1993 and 1992 and March 31, 1992, respectively, compared to $71.6 million and $124.5 million for the nine months ended December 31, 1993 and 1992, respectively. As discussed below, the substantial increase in non-interest expense for the nine months ended December 31, 1992 was due to a $56.6 million reduction of supervisory goodwill.

  As a result of an analysis of the value of its remaining supervisory goodwill, Northeast Savings reduced supervisory goodwill by $56.6 million in the quarter ended September 30, 1992. This reduction was precipitated by several factors that had diminished the value of the Association's Connecticut and Massachusetts franchises. Accordingly, the Company hired Kaplan Associates, Inc. to perform an independent valuation of the Association's franchise rights in Connecticut and Massachusetts. This study was completed during the quarter ended September 30, 1992 and supported the value of the Company's remaining supervisory goodwill at September 30, 1992. The reduction in supervisory goodwill had no effect on Northeast Savings' fully phased-in regulatory tangible, core, or risk-based capital.

  General and administrative expenses (compensation and benefits, occupancy and equipment, and other general and administrative expenses) have increased slightly, totaling $67.2 million, $65.6 million and $61.5 million for the years ended December 31, 1993 and 1992 and March 31, 1992, respectively. General and administrative expenses were $50.0 million and $50.1 million for the nine months ended December 31, 1993 and 1992, respectively. Although management has streamlined operations over the last several years, the cost benefits resulting from this streamlining have been offset by expenses related to the Association's increased number of branches as well as other management costs due to the acquisitions of financial institutions and higher costs related to delinquent loans and REO.

  The following table summarizes general and administrative expense for the periods indicated:

                                                  FOR THE
                          FOR THE YEAR ENDED NINE MONTHS ENDED FOR THE YEAR ENDED
                             DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                 1993              1992               1992
                          ------------------ ----------------- ------------------
                                              (IN THOUSANDS)
Compensation and
 benefits...............       $38,748            $28,798           $31,453
Occupancy and equipment.        15,399             11,057            14,810
Other general and
 administrative.........        21,654             17,203            19,942
                               -------            -------           -------
  Gross general and
   administrative
   expenses.............        75,801             57,058            66,205
Less capitalized direct
 costs of loan
 originations*..........         8,642              7,003             4,695
                               -------            -------           -------
  Net general and
   administrative
   expenses.............       $67,159            $50,055           $61,510
                               =======            =======           =======
Annualized net general
 and administrative
 expenses as a percent
 of average total
 assets.................          1.70%              1.72%             1.55%
                               =======            =======           =======

- --------
* In accordance with generally accepted accounting principles, certain loan origination costs are deferred and amortized as an adjustment of yield over the life of the loans closed.

  As a result of the previously discussed $56.6 million reduction of supervisory goodwill, amortization of supervisory goodwill was zero for the year ended December 31, 1993 and was proportionately lower for the nine months ended December 31, 1992 than for the year ended March 31, 1992. Expenses relating to real estate and other assets acquired in settlement of loans increased to $17.6 million for the year ended December 31, 1993, compared to $11.7 million and $5.7 million for the years ended December 31, 1992 and March 31, 1992, respectively. These expenses totaled $15.0 million and $9.7 million for the nine months ended December 31, 1993 and 1992, respectively. REO expenses increased in the year ended December 31, 1993 due primarily to a loss of $6.8 million on the sale in a single transaction of a portion of the Company's residential REO portfolio. The increased expenses for the periods ended December 31 and March 31, 1992 were primarily a result of increased foreclosures on residential real estate. Also included in REO expense for the nine months ended December 31, 1992 were writedowns of $1.0 million on a real estate brokerage operation and $1.5 million on a hotel in Connecticut. Total REO expenses may remain at a high level in the coming year since, based on present economic conditions, management anticipates that the portfolio of real estate and other assets acquired in settlement of loans may increase.

 Income Taxes/Cumulative Effect of a Change in Accounting for Income Taxes

  Income tax benefit for the year ended December 31, 1993 and the nine months ended December 31, 1992 and income tax expense for the year ended March 31, 1992 represent federal and state taxes or benefits. For the December 31 and March 31, 1992 periods, respectively, the effective tax rates of (7.9)% and 52.25% differ from the combined federal and state statutory rates primarily as a result of permanent differences, such as the amortization of supervisory goodwill (See Note 15: Income Taxes).

  In February 1992, the FASB issued SFAS 109, "Accounting for Income Taxes," which established financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

  The Company implemented SFAS 109 for the fiscal year ended March 31, 1992. In accordance with this implementation, the Company recorded $21.1 million in deferred tax assets and $3.6 million in deferred tax liabilities, as well as an additional $1.0 million in income. The additional income is reported separately in the Consolidated Statement of Operations as the cumulative effect of a change in accounting principle. In addition, a valuation allowance was established which reduced the deferred tax assets as of April 1, 1991. Due to the Company's utilization of all remaining net operating loss carryforwards, the valuation reserve was eliminated as of December 31, 1992. Also in accordance with SFAS 109, the Company applied tax benefits of approximately $20.9 million at April 1, 1991 and another $1.0 million at December 31, 1992 to reduce its supervisory goodwill. At December 31, 1993, the Company's deferred tax asset totaled $41.7 million and the deferred tax liability was $3.2 million. Also recorded was a valuation allowance of $4.0 million.

  On January 20, 1993, the OTS issued Thrift Bulletin No. 56 (TB 56) entitled "Regulatory Reporting of Net Deferred Tax Assets." In TB 56, the OTS adopted the Federal Financial Institutions Examination Council (FFIEC) recommendations with respect to SFAS No. 109 and the resulting deferred tax assets that may be included in regulatory capital. Deferred tax assets that are unlimited in the computation of regulatory capital are those tax assets that can be realized from taxes paid in prior carryback years and future reversal of existing taxable temporary differences. Conversely, to the extent that the realization of deferred tax assets depends on an institution's future taxable income or its tax planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of: (1) the amount of future taxable income that can be realized within one year of the quarter-end report date, or (2) ten percent (10%) of core capital.

  In addition, TB 56 adopted transitional provisions which allow regulatory capital to include deferred tax assets that would be reportable under Accounting Principle Board Opinion No. 11 (APB 11) or SFAS No. 96 as of December 31, 1992. Accordingly, at December 31, 1993 and 1992, the deferred tax assets included in the Association's regulatory capital ratios were calculated in accordance with this transitional guidance.

 Extraordinary Items

  There were no extraordinary items for the year ended December 31, 1993 or the nine months ended December 31, 1992. Extraordinary items for the fiscal year ended March 31, 1992 included realized gains of $95,000, net of income taxes, on the early retirement of the Association's 8% Convertible Subordinated Debentures, due 2011 (the convertible subordinated debentures).

 Quarter Ended December 31, 1993

  The net loss for the quarter ended December 31, 1993 totaled $2.9 million, which resulted in a primary and fully diluted net loss per common share of $.28 after preferred stock dividend requirements. This compares with net income of $398,000 for the quarter ended December 31, 1992, which resulted in a primary and fully diluted net loss per common share of $.22 after preferred stock dividend requirements.

  Net interest income totaled $15.7 million, compared with $21.8 million for the quarter ended December 31, 1992. Reflecting the low interest rate environment which led to an exceptionally high volume of prepayments of existing mortgages, the interest rate spread decreased to 1.75% for the quarter ended December 31, 1993 from 2.48% for the same quarter last year.

  During the quarter ended December 31, 1993, the Association securitized approximately $350 million of mortgage loans originated in California. By securitizing these loans, the Association improved the geographic distribution of its loan portfolio, reduced its credit risk by exchanging the loans for high quality mortgage-backed securities, and increased its risk-based capital ratio.

  Loan charge-offs for the quarter ended December 31, 1993 were $3.0 million, down from $6.4 million for the quarter ended December 31, 1992. The quarterly provision for loan losses was also down, $3.0 million for the quarter ended December 31, 1993, compared to $7.5 million for the same quarter last year. However, although the loan portfolio was $388.9 million lower, management increased the allowance for loan losses at December 31, 1993 to $28.3 million, compared to $21.0 million at December 31, 1992, reflecting the effects of the ongoing recession in New England and California.

REGULATORY CAPITAL

  The OTS capital requirements have three separate measures of capital adequacy: the first is a tangible core capital requirement of 1.5% of tangible assets; the second is a core capital requirement of 3% of adjusted total assets; and the third is a risk-based capital requirement that is 8% of risk-weighted assets.

  On April 22, 1991, the OTS issued a notice of proposed rulemaking which would establish a minimum leverage ratio of 3% of adjusted total assets, plus an additional 100 to 200 basis points, determined on a case-by-case basis for all but the most highly-rated thrift institutions. The OTS has proposed this requirement in order to fulfill its obligation pursuant to FIRREA to adopt capital requirements no less stringent than those required for national banks by the OCC, which adopted a similar increased leverage requirement effective December 31, 1990. Although the April 22, 1991 proposed leverage requirement is not yet final, under the prompt corrective action rule which was issued by the federal banking agencies on September 29, 1992 and which became final on December 19, 1992, an institution must have a leverage ratio of 4% or greater in order to be considered adequately capitalized.

  The OTS final rule adding an interest rate risk component to its risk-based capital rule became effective January 1, 1994. Under the rule, savings associations are divided into two groups, those with "normal" levels of interest rate risk and those with greater than "normal" levels of interest rate risk. Associations with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. Interest rate risk is measured by the change in Net Portfolio Value under a 2.0% change in market value of an association's assets less the economic value of its liabilities adjusted for the economic value of off-balance-sheet contracts. If an association's change in Net Portfolio Value under a 2.0% change in market interest rates exceeds 2.0% of the estimated economic value of its assets, it will be considered to have greater than normal interest rate risk, and its total capital for risk-based capital purposes will be reduced by one-half of the difference between its measured interest rate risk and the normal level of 2.0%. The rule adjusts the interest rate risk measurement methodology when interest rates are low. In the event that the 3-month Treasury rate is below 4.0%, interest rate risk will be measured under a 2.0% increase in interest rates and under a decrease in interest rates equal to one-half the value of the 3-month Treasury rate. According to the most recent OTS measurements, Northeast Savings' interest rate risk is within the normal range.

  The following table reflects the regulatory capital position of the Association as well as the current regulatory capital requirements at December 31, 1993 and 1992:

                                  DECEMBER 31, 1993                   DECEMBER 31, 1992
                         ----------------------------------- -----------------------------------
                                            FULLY PHASED-IN                     FULLY PHASED-IN
   REGULATORY CAPITAL          ACTUAL          REGULATORY          ACTUAL          REGULATORY
      REQUIREMENT        REGULATORY CAPITAL CAPITAL REQUIRED REGULATORY CAPITAL CAPITAL REQUIRED
   ------------------    ------------------ ---------------- ------------------ ----------------
                                                 (DOLLARS IN THOUSANDS)
Tangible core capital...      $167,244          $ 58,750          $170,394          $ 58,607
  Percent...............          4.27%             1.50%             4.36%             1.50%
Core capital............      $167,795          $156,688          $171,163          $156,317
  Percent...............          4.28%             4.00%             4.38%             4.00%
Risk-based capital......      $189,330          $137,287          $191,465          $153,208
  Percent...............         11.03%             8.00%            10.00%             8.00%

  The following table reconciles the Association's capital as calculated in accordance with generally accepted accounting principles to tangible, core, and risk-based capital as calculated in accordance with OTS regulations in effect at December 31, 1993.

                                            DECEMBER 31, 1993
                            ----------------------------------------------------
                                                  CAPITAL-TO-  REQUIRED
                             ASSETS*    CAPITAL   ASSETS RATIO CAPITAL   EXCESS
                            ----------  --------  ------------ -------- --------
                                          (DOLLARS IN THOUSANDS)
Assets/capital............  $3,919,082  $169,670
Adjustments to tangible
 assets/capital:
  Core deposit
   intangibles............        (551)     (551)
  Nonincludable purchased
   mortgage servicing
   rights.................      (1,875)   (1,875)
                            ----------  --------
Tangible assets/capital...   3,916,656   167,244      4.27%    $ 58,750 $108,494
Adjustments to core
 assets/capital:
  Core deposit
   intangibles............         551       551
                            ----------  --------
Core assets/capital.......  $3,917,207   167,795      4.28%    $156,688 $ 11,107
                            ==========  --------
Adjustments to risk-based
 capital:
  General valuation
   allowances**...........                21,535
                                        --------
Risk-based assets/capital.  $1,716,084  $189,330     11.03%    $137,287 $ 52,043
                            ==========  ========

- --------
 *  Total assets as reported to the OTS
** Subject to risk-based capital limitations of 1.25% of risk-based assets before general valuation allowance adjustment

FINANCIAL CONDITION

  Total assets were $3.9 billion at both December 31, 1993 and 1992 and $3.8 billion at March 31, 1992. When compared to earlier years, the reduced asset size at these dates is consistent with the Association's business plan to meet the current and anticipated capital requirements mandated by FIRREA and subsequent proposed regulations. During the year ended March 31, 1990, the Association reduced its mortgage-backed securities portfolio, its high-yield corporate debt securities portfolio, and other investment securities. The Association continued downsizing during 1991 primarily by reducing its portfolio of purchased loans. In the year ended March 31, 1992, the Association also continued its downsizing by reducing its loan portfolio by $222.0 million to $2.4 billion, its mortgage-backed securities portfolio by $689.9 million to $680.8 million and its investment portfolio by $87.7 million to $229.9 million. As a part of its dispositions during the year ended March 31, 1992, the Association sold the last of its high-yield corporate debt securities and its CMO residuals from the available-for-sale portfolios. Principal reductions resulting from the normal amortization and payoffs on loans and mortgage-backed securities were approximately $649.5 million, $535.5 million, and

$691.3 million during the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, respectively.

  Funds received from the disposition of assets as well as from the acquisitions of branches of other financial institutions were used to reduce wholesale liabilities which include all borrowed and brokered funds. These liabilities are generally more rate-sensitive and a more costly source of funds for the Association than retail deposits. Wholesale liabilities were $4.1 billion or 53% of total liabilities at March 31, 1989. In the years that followed, the Association reduced these liabilities to $731.4 million or 19.3% of total liabilities at December 31, 1993. At December 31, 1992, wholesale liabilities comprised 13.0% of total liabilities. The increase in wholesale liabilities at December 31, 1993 was necessary for the Association to offset the decrease in retail deposits, as discussed below.

  During the year ended March 31, 1990, the Association reduced its brokered deposits by $693.2 million. Since then, brokered deposits have been reduced to only $25.1 million at December 31, 1993. Securities sold under agreements to repurchase also experienced a decline, totaling $294.8 million at December 31, 1993, down from approximately $2.3 billion at March 31, 1989.

  In spite of the recent acquisitions of financial institutions, retail deposits, the Association's least expensive source of funds, decreased to $3.0 billion at December 31, 1993, compared to $3.2 billion and $3.5 billion at December 31, and March 31, 1992, respectively. Following the trend of low interest rates in the economy due to the continuing recession, the Association has experienced a significant reduction in its cost of retail deposits. These lower rates have caused some depositors who are struggling to preserve their former level of income to seek higher yields through alternative investments, and others to reduce their outstanding high interest rate liabilities. Others have withdrawn funds to meet their financial obligations due to a loss in personal income. Another large component of the deposit decrease relates to the Rhode Island acquisition. The depositors in this acquisition had been blocked from accessing their funds for over 16 months. Once the funds were made available to them, many of these depositors withdrew a portion of their deposits to meet financial obligations they incurred while their funds were frozen.

  The following table shows the components of change in customer account balances:

                                  FOR THE           FOR THE         FOR THE
                                YEAR ENDED     NINE MONTHS ENDED   YEAR ENDED
                             DECEMBER 31, 1993 DECEMBER 31, 1992 MARCH 31, 1992
                             ----------------- ----------------- --------------
                                               (IN THOUSANDS)
Brokered deposits...........     $      --         $    (573)       $(87,832)
Regular savings.............       (67,513)           22,934         201,318
NOWs, Super NOWs and money
 market savings.............       (51,409)           22,588         (14,431)
Certificates................      (100,067)         (322,834)       (348,655)
                                 ---------         ---------        --------
                                  (218,989)         (277,885)       (249,600)
Acquisitions of deposits....            --           314,668         404,643
Withdrawals of accounts
 included in acquisitions...       (34,583)         (294,041)        (73,468)
                                 ---------         ---------        --------
                                 $(253,572)        $(257,258)       $ 81,575
                                 =========         =========        ========

  Transaction accounts (regular savings, NOWs, Super NOWs and money market savings) comprised 40.9% of total customer account balances at December 31, 1993, compared to 43.0% at December 31, 1992 and 34.6% at March 31, 1992. In the current low interest-rate environment, transaction accounts tend to be more popular than certificates of deposit.

CAPITAL RESOURCES AND LIQUIDITY

  The primary source of funds for the Association is retail deposits, while secondary sources include FHLB advances, repurchase agreements, debentures, and internally-generated cash flows resulting from the maturity, amortization, and prepayment of assets as well as sales of loans and securities from the available-for-sale portfolios.

  The Association's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans. The following table sets forth the composition of the Association's single-family residential mortgage loan originations for the periods indicated:

                        YEAR ENDED       NINE MONTHS ENDED      YEAR ENDED
                     DECEMBER 31, 1993   DECEMBER 31, 1992     MARCH 31,1992
                    ------------------- ------------------- -------------------
 TYPE                AMOUNT  % OF TOTAL  AMOUNT  % OF TOTAL  AMOUNT  % OF TOTAL
 ----               -------- ---------- -------- ---------- -------- ----------
                                      (DOLLARS IN THOUSANDS)
Adjustable......... $473,375    64.45%  $449,074    75.79%  $288,463    65.19%
Fixed..............  261,089    35.55    143,480    24.21    154,026    34.81
                    --------   ------   --------   ------   --------   ------
Total.............. $734,464   100.00%  $592,554   100.00%  $442,489   100.00%
                    ========   ======   ========   ======   ========   ======

  The composition of the Association's residential mortgage loan portfolio at December 31, 1993 and 1992 was as follows:

                                       DECEMBER 31, 1993     DECEMBER 31, 1992
                                     --------------------- ---------------------
                                       AMOUNT   % OF TOTAL   AMOUNT   % OF TOTAL
                                     ---------- ---------- ---------- ----------
                                               (DOLLARS IN THOUSANDS)
Adjustable.......................... $1,701,978    92.21%  $2,073,986    94.14%
Fixed...............................    143,812     7.79      128,988     5.86
                                     ----------   ------   ----------   ------
Total............................... $1,845,790   100.00%  $2,202,974   100.00%
                                     ==========   ======   ==========   ======

  Total loans originated during the year ended December 31, 1993 were $758.6 million compared to $614.2 million and $474.6 million for the nine months ended December 31, 1992 and the year ended March 31, 1992, respectively. At December 31, 1993, the Association was committed to fund mortgage loans totaling $49.1 million, including $15.4 million in adjustable rate mortgages. The Association expects to fund such loans from its liquidity sources in 1994.

  Net cash provided by operations during the year ended December 31, 1993 totaled $18.0 million. Adjustments to the net loss of $14.1 million provided $32.2 million of net cash, including proceeds from sales of loans available-for-sale of $231.2 million. These proceeds resulted principally from the sale of fixed rate loans which were originated by the Association with the intent to sell in the secondary market.

  Net cash provided by investing activities during the year totaled $36.6 million. Loans originated and purchased used $513.2 million of cash, while purchases of mortgage-backed securities and investment securities used cash of $361.5 million and $239.4 million, respectively. Principal collected on loans and mortgage-backed securities generated cash of $412.2 million and $237.3 million, respectively, while maturities of investment securities provided $133.9 million in cash. Proceeds from sales of loans were $48.5 million, while proceeds from sales of investment securities and mortgage-backed securities available-for-sale totaled $158.9 million and $39.8 million, respectively. Included in proceeds on the sale of investment securities was $16.3 million which resulted from the sale of two bonds due to credit concerns. These bonds had been classified as held-to-maturity. Proceeds from REO sales generated $76.5 million in cash. All other investing activities provided net cash of $43.6 million.

  Net cash used in financing activities during the years ended December 31, 1993 totaled $10.0 million and resulted primarily from a decrease of $252.5 million in retail deposits. As noted previously, this decrease in deposits was a consequence of the low interest rates in the economy due to the continuing recession. Net increases in FHLB advances generated $233.0 million in cash. Remaining financing activities provided $9.5 million in cash.

  The Association has pledged certain of its assets as collateral for certain borrowings. By utilizing collateralized funding sources, the Association is able to access a variety of cost effective sources of funds. The assets pledged consist of investment securities, mortgage-backed securities, and loans. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities. Assets pledged totaled $902.7 million at December 31, 1993, compared to $903.0 million and $785.8 million at December 31 and March 31, 1992, respectively. The following table details assets pledged by the Association at December 31, 1993:

                                                 SUMMARY OF PLEDGED COLLATERAL
                                                 ------------------------------
                                                 MORTGAGE-
                                                   BACKED              TOTAL
                                                 SECURITIES  LOANS   COLLATERAL
                                                 ---------- -------- ----------
                                                         (IN THOUSANDS)
Borrowings:
  FHLB advances.................................  $     --  $568,139  $568,139
  Securities sold under agreements to
   repurchase...................................   306,344        --   306,344
Other obligations:
  ESOP letter of credit.........................    13,846        --    13,846
  Other miscellaneous obligations...............    14,404        --    14,404
                                                  --------  --------  --------
    Total pledged collateral....................  $334,594  $568,139  $902,733
                                                  ========  ========  ========

  The liquidity of the Association is measured by the ratio of its liquid assets to the net withdrawable deposits and borrowings payable in one year or less. A portion of these liquid assets are in the form of non-interest bearing reserves required by Federal Reserve Board regulations. For total transaction account deposits of $51.9 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $51.9 million, a 10% reserve is required. The Federal Reserve Board may adjust the latter reserve percentage within a range of 8-14%. The Association is also subject to OTS regulations which require the maintenance of a daily average balance of liquid assets equal to 5%. The ratio averaged 5.67% for the year ended December 31, 1993, compared to 9.88% for the nine months ended December 31, 1992 and 5.83% for the year ended March 31, 1992. In addition to the regulatory requirements, the average liquidity ratio reflects management's expectations of future loan fundings, operating needs, and the general economic and regulatory climate. In addition, the Association is required by OTS regulations to maintain a daily average balance of short-term liquid assets of 1%. The ratio averaged 2.34%, 5.00%, and 3.31% for the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, respectively.

  Each of the Company's sources of liquidity is vulnerable to various uncertainties beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by general market interest rates and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its credit rating and other market conditions.

  Increased capital remains a significant focus for the Association because, notwithstanding that it has achieved compliance with its fully phased in regulatory capital requirements, the Association does not meet the standards for a well-capitalized institution promulgated pursuant to FDICIA. The ability of the Company to make capital distributions is restricted by the limited cash resources of the Company and the ability of the Company to receive dividends from the Association. The Association's payment of dividends is subject to regulatory limitations, particularly the prompt corrective action regulation, which prohibits the payment of a dividend if such payment would cause the Association to become undercapitalized. Also, the Company and the OTS entered into a Dividend Limitation Agreement as a part of the holding company approval process which prohibited the payment of dividends to the holding company without prior written OTS approval if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement.

  On May 21, 1993, the Company's Board of Directors voted to declare a stock dividend payable on July 1, 1993 on the Company's Series B preferred stock of one share of Series B preferred stock for each $100 of the amount of dividends payable on July 1, 1993, and accumulated and unpaid as of that date, to holders of record on June 14, 1993. On July 1, 1993, the Company paid all then-accumulated and payable dividends on the Series B preferred stock, an aggregate of $3.4 million, through the issuance of an additional 34, 296 shares of Series B preferred stock. On September 24, 1993, the Company's Board of Directors voted to declare a stock dividend payable on October 1, 1993 on the Series B preferred stock of one share of Series B preferred stock for each $100 of the amount of dividends payable on October 1, 1993, and accumulated and unpaid as of that date, to holders of record on September 24, 1993. On October 1, 1993, the Company paid the $820,000 of dividends then payable on the Series B preferred stock through the issuance of an additional 8,203 shares of Series B preferred stock. On December 17, 1993, the Company's Board of Directors voted to declare a stock dividend payable on January 1, 1994 on the Series B preferred stock of one share of Series B preferred stock for each $100 of the amount of dividends payable on January 1, 1994 and accumulated and unpaid as of that date, to holders of record on December 17, 1993. On January 1, 1994, the Company paid $838,000 of dividends then payable on the Series B preferred stock through the issuance of an additional 8,377 shares of Series B preferred stock.

  In addition, the interest and principal repayment obligations on the 9% Debentures constitute an impediment to the Company's ability to pay cash dividends. The $38.4 million net balance of 9% Debentures at December 31, 1993 require annual interest payments of $3.7 million. In addition, the Company is required to repurchase 6 2/3% of the 9% Debentures outstanding as of March 1, 1998 in each year commencing on May 1, 1998. Prior to May 1, 1997, the Company may fulfill its interest payment obligation by the issuance of additional 9% Debentures. In meeting this interest obligation, the Company has issued an additional $5.0 million in 9% Debentures, which are included in the outstanding principal at December 31, 1993. Any such issuance, however, increases the aggregate annual interest obligation and also the amount of 9% Debentures required to be repurchased annually commencing May 1, 1998.

INTEREST RATE RISK MANAGEMENT

  Northeast Savings' net interest income is the difference between interest earned on its loans and investment securities and interest paid on its deposits and borrowings. Net interest income is subject to fluctuations due to changes in interest rates. Such changes can affect the Association's net interest income in several ways.

  First, the cost of interest-bearing liabilities may respond more or less quickly than the yield on earning assets to changes in interest rates if the volume of liabilities maturing or repricing in any period is greater or less than the volume of earning assets maturing or repricing in the same period. To the extent that the volume of liabilities maturing or repricing in any period is not matched by a corresponding volume of assets, the Association has a repricing gap or mismatch, and net interest income is subject to change as interest rates change. The Association's maturity and repricing mismatches are measured by the asset/liability gap report. Unlike the traditional position of many thrift institutions which have a larger volume of liabilities maturing or repricing within one year than assets maturing or repricing, Northeast Savings has a larger volume of assets maturing or repricing than liabilities for all time frames from one to ten years on a cumulative basis. As a consequence, excluding all other factors, the Association's interest-earning assets can be expected to respond more quickly to changes in interest rates than its interest-bearing liabilities resulting in an increase in net interest income when interest rates rise and a decrease when interest rates fall.

  The Company's gap results at December 31, 1993, are reported in the following table. The one year gap as a percentage of total assets was a positive 13.06% at December 31, 1993, compared to a positive 10.54% and 10.72% at December 31 and March 31, 1992, respectively.

                                           INTEREST SENSITIVITY PERIOD
                          ---------------------------------------------------------------------
                            WITHIN     6 MONTHS-    OVER 1-    OVER 5-    OVER 10
                           6 MONTHS      1 YEAR     5 YEARS   10 YEARS     YEARS       TOTAL
                          ----------   ----------  ---------  ---------  ---------   ----------
                                              (DOLLARS IN THOUSANDS)
December 31, 1993
Interest-earning assets:
 Interest-bearing
  deposits, federal
  funds sold and
  investment securities,
  net...................  $  106,395   $   18,784  $  86,595  $  43,880  $  33,322   $  288,976
 Mortgage-backed
  securities, net.......     800,562      503,491     29,241      7,414      3,064    1,343,772
 Loans, net:
 Single-family
  residential real
  estate loans:
  Adjustable rate.......   1,040,800      509,963     93,731         --         --    1,644,494
  Fixed rate............      48,953       10,271     49,477     13,216     10,903      132,820
 Consumer loans.........      11,410        3,055     17,134      2,443         --       34,042
 Income property loans..      39,937        3,887     22,573      5,193         43       71,633
 Commercial loans.......          77           --         --         --         --           77
 Rhode Island covered
  assets................      49,794       10,944     23,444      6,843         --       91,025
                          ----------   ----------  ---------  ---------  ---------   ----------
Total interest-earning
 assets.................  $2,097,928   $1,060,395  $ 322,195  $  78,989  $  47,332   $3,606,839
                          ==========   ==========  =========  =========  =========   ==========
Interest-bearing
 liabilities:
 Deposits:
 NOW and Super NOW
  accounts..............  $   54,728   $    3,595  $  25,667  $  25,496  $  87,209   $  196,695
 Money market deposit
  accounts..............     401,135           --         --         --         --      401,135
 Regular savings........     295,475        7,286     52,022     51,674    176,752      583,209
 Certificates of
  deposit...............     958,227      308,112    297,521    194,488         --    1,758,348
                          ----------   ----------  ---------  ---------  ---------   ----------
  Total deposits........   1,709,565      318,993    375,210    271,658    263,961    2,939,387
                          ----------   ----------  ---------  ---------  ---------   ----------
 Borrowings:
 FHLB advances..........     323,000           --     50,000         --         --      373,000
 Securities sold under
  agreements to
  repurchase............     283,732       11,077         --         --         --      294,809
 Long term borrowings...          --           --         --         --     38,442       38,442
 Advance payment by
  borrowers for taxes
  and insurance.........          --           --         --         --     28,337       28,337
                          ----------   ----------  ---------  ---------  ---------   ----------
  Total borrowings......     606,732       11,077     50,000         --     66,779      734,588
                          ----------   ----------  ---------  ---------  ---------   ----------
Total interest-bearing
 liabilities............  $2,316,297   $  330,070  $ 425,210  $ 271,658  $ 330,740   $3,673,975
                          ==========   ==========  =========  =========  =========   ==========
Total interest-earning
 assets less interest-
 bearing liabilities for
 the period.............  $ (218,369)  $  730,325  $(103,015) $(192,669) $(283,408)  $  (67,136)
Cumulative total
 interest-earning assets
 less interest-bearing
 liabilities............  $ (218,369)  $  511,956  $ 408,941  $ 216,272  $ (67,136)  $  (67,136)
Cumulative total
 interest-earning assets
 less interest-bearing
 liabilities as a
 percent of total
 assets.................       (5.57)%      13.06%     10.43%      5.52%     (1.71)%      (1.71)%

- --------
  For purposes of the above Interest Rate Sensitivity Analysis:

  . Fixed rate assets are scheduled by contractual maturity; adjustable rate assets are scheduled by the next repricing date; in both cases, assets that have prepayment options are adjusted for the Company's estimate of prepayments.
  . NOW accounts are assumed to decay at a rate of 5% per year.
  . Regular savings account decay assumptions used have the effect of repricing $288.0 million funds in excess of the historical average balance within six months. The historical average balance is assumed to decay at a rate of 5% per year.
  . Loans do not include the allowance for loan loss of $28.3 million.
  . Loans do not include non-accrual loans of $67.5 million.

  Second, net interest income is also subject to fluctuations due to changes in interest rates if asset yields and liability costs are tied to different indexes and the relationship or basis between the indexes changes. Since the large majority of the Association's earning assets are indexed to United States treasury rates, the Association relies predominantly on retail deposits for a funding source and minimizes its reliance on wholesale funding sources tied to the London Interbank Offered Rate in order to minimize basis risk. Although retail deposit costs are not directly tied to treasury rates, retail deposit costs bear a generally predictable relationship to treasury rates. The proportion of total funding provided by retail deposits was 81.0% at December 31, 1993 compared to 87.5% and 97.7% at December 31 and March 31, 1992, respectively.

  Third, net interest income may also fluctuate if asset yields and liability costs are not equally responsive to changes in interest rates as a result of pricing by competitors. Competition for deposits and loans from other financial institutions may require the Association to respond more quickly to changes in interest rates on new loans and more slowly to changes in interest rates on new deposits or vice versa. Typically, market competition has been slow to respond to changing rates on deposit products and fast to respond to changing rates on loan products. This difference in responsiveness can cause an expansion or contraction of the interest rate spread between loans and deposits and a change in net interest income.

  During 1993, competitors in several markets lowered the initial rate on one year adjustable rate mortgages to levels that represented discounts relative to the fully indexed rate on such loans larger than had been offered in the past five years. The effect of such aggressive pricing on some new loans adversely impacted the Association's net interest income in 1993 and increased the Association's exposure to interest rate increases due to the effect of the annual interest rate caps on loans with larger initial rate discounts than has been typical.

  In addition to maturity/repricing mismatch risk, basis risk, and competitive pricing risk, Northeast Savings' net interest income is also subject to fluctuations due to changes in asset and liability cash flows resulting from changes in interest rates. Significant increases or decreases in interest rates will change the rate at which current borrowers prepay their loans which will result in higher rate loans prepaying more rapidly in low rate environments and lower rate loans prepaying more slowly in high rate environments. These changes in prepayments will generally affect the Association's net interest income in an adverse fashion. Deposit cash flows may also be affected by changes in interest rates. Significant increases in interest rates can induce depositors to make premature withdrawals from certificates of deposit in order to receive the higher current interest rate. Higher interest rates can also induce depositors to shift funds from more liquid core deposit accounts into higher paying alternatives. These changes in deposit cash flows when interest rates increase generally have an adverse effect on the Association's net interest income although the magnitude of the impact can be wholly or partially offset by premature withdrawal penalties.

  Since 1992, deposit cash flows have been impacted by the lowest level of market interest rates in thirty years. Depositors who had been accustomed to receiving a higher level of interest income than has been available on Northeast Savings' deposit products have withdrawn their funds and sought higher yields in alternative investments such as mutual funds. The outflow of depositor funds has been made up by borrowings, although retail deposits still provided 81.0% of total funding at December 31, 1993 as noted above. The disintermediation resulting from the unusually low level of interest rates has not had a material impact on the Association's interest rate risk exposure.

  Significant changes in interest rates can also affect the Association's net interest income due to the effect of interest rate caps on adjustable rate loans. Interest rate caps which may be either period caps (such as annual or semiannual) or lifetime caps limit the amount by which the interest rate may change on a loan. If interest rates change in such a way that interest rate caps prevent a loan from repricing to the fully indexed rate, net interest income may be favorably or unfavorably impacted depending upon whether interest rates have declined or increased.

  In order to measure the effects of changes in cash flows and the impact of interest rate caps and also to measure the full effects of all of the other factors on net interest income, the Association performs a set of simulations each quarter in order to quantify the effects of a wide range of interest rate changes on the Association's net interest income. The effect of instantaneous and sustained rate shocks of +/-1%, +/-2%, +/-3%, and +/-4% are simulated along with the effects of quarterly rate changes of +/-0.25%, +/-0.50%, +/-0.75%, +/- 1.00% and the effects of changes in the slope of the yield curve of +/-1.50%. The results of these simulations at December 31, 1993 show that the Association's net interest income decreases when rates decrease, increases marginally when rates increase modestly, and decreases when rates increase significantly. In general, the Association's interest rate risk exposure is asset sensitive. The decreases in net interest income under rate shocks of two percent or more is due to the combined effect of annual rate caps on adjustable rate mortgages and the potential impact of premature withdrawals from certificates of deposit and the transfer of those funds into higher rate certificates. Since the simulations on which these results are based assume instantaneous and sustained rate changes, the results exaggerate the impact of rate changes on net interest income since interest rates do not typically increase or decrease by such magnitudes instantaneously.

  A comparison of these results at December 31, 1993 with the results of simulations at December 31 and March 31, 1992 (see the table that follows) shows that the Association's interest rate risk exposure has shifted from being significantly asset sensitive at March 31, 1992 to being marginally asset sensitive at December 31, 1993. There was little change in the Association's interest rate risk exposure between December 31, 1992 and December 31, 1993. This overall reduction in asset sensitivity from March 31, 1992 has been due to the effects of the sustained low interest rates which have prevailed since 1992. The sustained low interest rate environment has caused deposit disintermediation and a decrease in funding sources. The sustained low rate environment has also reduced the volume of loans with above market rates through the repricing or refinancing of existing loans and has thereby exacerbated the effect of periodic interest rate caps in a sharply rising interest rate environment.

                            NORTHEAST SAVINGS, F.A.
                    SIMULATED CHANGES IN NET INTEREST INCOME

                              FOR A TWELVE MONTH PERIOD FROM
                            -----------------------------------
           RATE             DECEMBER 31, DECEMBER 31, MARCH 31,
           SHOCK                1993         1992       1992
           -----            ------------ ------------ ---------
           4.0%............    (36.5)%      (27.2)%      (5.9)%
           3.0.............    (16.8)       (10.8)        7.0
           2.0.............      4.2           .5        10.7
           1.0.............      0.9          1.3         7.5
           (1.0)...........      4.1         (2.4)       (4.3)
           (2.0)...........     (5.7)        (9.5)       (8.4)
           (3.0)...........      N/A*         N/A*      (13.8)
           (4.0)...........      N/A*         N/A*      (17.5)

- --------
* Rate changes of this magnitude result in negative short term rates and simulated results that are not meaningful.

  The Association also performs an analysis of the sensitivity of its portfolio equity to changes in interest rates. Simulations on the effect of instantaneous rate shocks of +/-1%, +/-2%, +/-3%, and +/-4% are performed and the results are used to evaluate the long-term impact of interest rate changes on the theoretical market value of the Association and its financial performance. The results of the portfolio equity analyses indicate that the Association is more asset sensitive than indicated by the net interest income analysis. Since the portfolio equity analyses are static analyses and do not take into account the effect of projected changes in the balance sheet such as some continued deposit disintermediation, the portfolio equity analyses indicate that Northeast Savings' interest rate risk exposure is more strongly asset sensitive.

  The results of the simulations just noted are also used to measure compliance with Northeast Savings' stated interest rate risk management policy. The Association has a stated policy of limiting its exposure to interest rate changes. Should the Association's exposure to plausible changes in interest rates exceed the limits set by policy, the Association would be required to hedge its exposure in such a way as to reduce it to less than the stated limits. In general, the Association has relied on the implementation of its overall strategy to manage interest rate risk rather than relying on the use of financial hedging vehicles. The Association's investment and interest rate risk management policies do permit the use of vehicles such as standard interest rate swaps and interest rate caps to manage its interest rate risk exposure.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 focuses principally on postretirement health care benefits and significantly changes the prevalent current practice of accounting for postretirement benefits on a pay-as-you-go
(cash) basis by requiring accrual of the expected cost of providing those benefits. SFAS 106 is effective for fiscal years beginning after December 15, 1992. The impact of the adoption of SFAS 106 on the financial condition and results of operations of the Company is approximately $444,000. The Company implemented SFAS 106 during the quarter ended March 31, 1993 and is amortizing the expense over the twelve year life expectancy of the participants.

  In November 1992, the FASB issued SFAS 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including worker's compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage.

  SFAS 112 requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS 43, "Accounting for Compensated Absences," if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. If those four conditions are not met, the employer should account for postemployment benefits when it is probable that a liability has been incurred and the amount can be reasonably estimated in accordance with SFAS 5, "Accounting for Contingencies." If an obligation for postemployment benefits is not accrued in accordance with SFAS 5 or 43 only because the amount cannot be reasonably estimated, the financial statements shall disclose that fact.

  SFAS 112 is effective for fiscal years beginning after December 15, 1993. Generally, the Association does not provide benefits to its former or inactive employees after employment but before retirement. Therefore, SFAS 112 is expected to have minimal impact on the Company.

  At the urging of the auditing profession, the Securities and Exchange Commission, bank regulators, and some preparers of financial statements, in 1986, the FASB added the financial instruments project to its agenda in order to address numerous questions resulting from the use of innovative financial instruments. Thus far, the project has resulted in the issuance of four Statements of Financial Accounting Standards: SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," issued in March 1990, SFAS 107, "Disclosures about Fair Value of Financial Instruments," issued in December 1991, SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Both SFAS 114 and SFAS 115, issued in May 1993, are discussed below. The Company has previously implemented SFAS 105 and SFAS 107. As a part of this project, the FASB has also issued two Discussion Memorandums, "Distinguishing between Liability and Equity Instruments and Accounting for Instruments with Characteristics of Both" in August 1990 and "Recognition and Measurement of Financial Instruments" in November 1991.

  SFAS 114 addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities as defined in SFAS 115. It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms.

  SFAS 114 requires that impaired loans that are within its scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

  SFAS 114 amends SFAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. SFAS 114 also amends SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to measure all loans that are restructured in a troubled debt restructuring involving a modification of terms in accordance with SFAS 114.

  SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994. Earlier application is encouraged. Management implemented SFAS 114 for the year ended December 31, 1993. Since the Company was previously in compliance with SFAS 114, the statement did not impact the Company's results of operations or financial condition.

  SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

  . Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

  . Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  . Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

  SFAS 115 does not apply to unsecuritized loans. However, after mortgage loans are converted to mortgage-backed securities, they are subject to its provisions. SFAS 115 supersedes SFAS 12, "Accounting for Certain Marketable Securities," and related Interpretations and amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to eliminate mortgage-backed securities from its scope.

  SFAS 115 is effective for fiscal years beginning after December 15, 1993. It is to be initially applied as of the beginning of an enterprise's fiscal year and cannot be applied retroactively to prior years' financial statements. However, an enterprise may elect to initially apply SFAS 115 as of the end of an earlier fiscal year for which annual financial statements have not previously been issued. Correspondingly, the Company adopted SFAS 115 as of the end of the year ended December 31, 1993. As a result, unrealized gains of $9.5 million, net of tax effect, were recognized in stockholders' equity and increased the Association's core capital by 22 basis points.

  On June 30, 1993, the FASB issued a proposed Statement of Financial Accounting Standards, "Accounting for Stock-based Compensation" (the proposed Statement). The proposed Statement would establish financial accounting and reporting standards for stock-based compensation paid to employees. It would supersede APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The proposed requirements also would apply to other transactions in which equity instruments are issued to suppliers of goods or services.

  The proposed Statement would require recognition of compensation cost for the fair value of stock-based compensation paid to employees for their services. Although this proposed Statement would apply to all forms of stock-based compensation, its most notable effect would be to significantly reduce the anomalous results of the current accounting for fixed and performance stock options under APB 25. Performance stock options usually are less valuable than fixed stock options, but application of the requirements of APB 25 typically results in recognition of compensation cost for performance stock options and none for fixed stock options.

  The proposed Statement would recognize the fair value of an award of equity instruments to employees as additional equity at the date the award is granted. Amounts attributable to future service would be recognized as an asset, prepaid compensation, and would be amortized ratably over the period(s) that the related employee services are rendered. If an award is for past services, the related compensation cost would be recognized in the period in which the award is granted.

  The final measurement date for equity instruments granted to employees as compensation is the date at which the stock price that enters into the measurement of the transaction is fixed. Stock price changes after that date have no effect on measuring the value of the equity instrument issued or the related compensation cost. This proposed Statement would require that restricted stock, stock options, and other equity instruments issued to employees as compensation, and the related compensation cost, be measured based on the stock price at the date an award is granted.

  Accounting for the cost of employees services is based on the value of compensation paid, which is presumed to be a measure of the value of services received. Accordingly, the compensation cost stemming from employee stock options is measured based on the fair value of stock options granted. This proposed Statement would require that the fair value of a stock option (or its equivalent) granted by a public entity be estimated using a pricing model, such as the Black-Scholes or binomial option-pricing models, that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, the expected dividend yield on the stock, and the risk-free interest rate during the expected term of the option. The proposed requirements provide for reducing the estimated value of employees stock options below that produced by an option-pricing model for nonforfeitable, tradable options issued to third parties. Under this proposed Statement, the value of an employee stock option that does not vest is zero, and the value of an employee stock option that does vest is based on the length of time it remains outstanding rather than on the maximum term of the option, which may be considerably longer.

  The proposed Statement has two effective dates. Its disclosure provisions would be effective for years beginning after December 31, 1993. Pro forma disclosure of the effects on net income and earnings per share of recognizing compensation cost for awards granted after December 31, 1993 would be required. The recognition provisions would be effective for awards granted after December 31, 1996. Until the FASB has issued a final Statement, management cannot determine the impact that implementation of such final Statement would have on the results of operations or financial condition of the Company.

  On November 22, 1993, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans." This SOP supersedes AICPA SOP 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," which was issued in December 1976. SOP 93-6 applies to all employers with ESOPs, both leveraged and nonleveraged and requires the following:

  . Employers should report the issuance of new shares or the sale of treasury shares to the ESOP when the issuance or sale occurs and should report a corresponding charge to unearned ESOP shares, a contra-equity account.

  . For ESOP shares committed to be released in a period to compensate employees directly, employers should recognize compensation cost equal to the fair value of the shares committed to be released.

  . For ESOP shares committed to be released in a period to settle or fund liabilities for other employee benefits, such as an employer's match of employees' 401(k) contributions or an employer's obligation under a formula profit-sharing plan, employers should report satisfaction of the liabilities when the shares are committed to be released to settle the liabilities. Compensation cost and liabilities associated with providing such benefits to employees should be recognized the way they would be if an ESOP had not been used to fund the benefit.

  . For ESOP shares committed to be released to replace dividends on allocated shares used for debt service, employers should report satisfaction of the liability to pay dividends when the shares are committed to be released for that purpose.

  . Employers should credit unearned ESOP shares as the shares are committed to be released based on the cost of the shares to the ESOP. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP should be charged or credited to additional paid-in capital.

  . Employers should charge dividends on allocated ESOP shares to retained earnings. Employers should report dividends on unallocated shares as a reduction of debt or accrued interest or as compensation cost, depending on whether the dividends are used for debt service or paid to participants.

  . Employers should report redemptions of ESOP shares as purchases of treasury stock.

  . Employers should report loans from outside lenders to ESOPs as liabilities in their balance sheets and should report interest cost on the debt. Employers with internally leveraged ESOPs should not report the loan receivable from the ESOP as an asset and should not report the ESOP's debt from the employer as a liability.

  . For earnings-per-share (EPS) computations, ESOP shares that have been committed to be released should be considered outstanding. ESOP shares that have not been committed to be released should not be considered outstanding.

  SOP 93-6, although it does not change the existing accounting for nonleveraged ESOPs, contains guidance for nonleveraged ESOPs. SOP 93-6 also addresses issues concerning pension reversion ESOPs, ESOPs that hold convertible preferred stock, and terminations, as well as issues related to accounting for income taxes. SOP 93-6 also contains disclosure requirements for all employers with ESOPs, including those that account for ESOP shares under the grandfathering provisions.

  SOP 93-6 is effective for fiscal years beginning after December 15, 1993. Employers are required to apply the provisions of SOP 93-6 to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. Employers are permitted, but not required, to apply the provisions of ESOP 93-6 to shares purchased by ESOPs on or before December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. The Company adopted SOP 93-6 as of January 1, 1994.

  On March 31, 1993, the Accounting Standards Executive Committee of the AICPA issued a proposed statement of position (SOP) which would require all reporting entities (including business enterprises, non-for-profit organizations, and state and local governments) that prepare financial statements in conformity with generally accepted accounting principles to include in their financial statements disclosures about the nature of their operations and use of estimates in the preparation of financial statements. In addition, if specified disclosure criteria are met, it would require such entities to include in their financial statements disclosures about certain significant estimates, current vulnerability due to concentrations, and financial flexibility.

  The provisions of this proposed SOP would be effective for financial statements issued for fiscal years ending after December 15, 1994, and for financial statements for interim periods in fiscal years subsequent to the year for which the proposed SOP is first applied. Early application is encouraged but not required. Since the proposed SOP is a disclosure document only, the final SOP, if issued as proposed, would have no impact on the Company's results of operations or financial position.

CONSOLIDATED AVERAGE BALANCE SHEETS

  The following tables reflect the Company's consolidated average balance sheets for the periods indicated as well as interest income and expense and average rates earned and paid on each major category of interest-earning assets and interest-bearing liabilities. Average balances are calculated predominantly on a daily basis. Average balances of loans include non-accrual loans. The interest rate spread is calculated as the average rate earned on total interest-earning assets less the average rate paid on total interest-bearing liabilities. The interest rate margin is calculated by dividing net interest income by total interest-earning assets.

                                            FOR THE YEAR ENDED
                                               DECEMBER 31,                           FOR THE YEAR ENDED
                          -------------------------------------------------------          MARCH 31,
                                     1993                        1992                        1992
                          --------------------------- --------------------------- ---------------------------
                                     INTEREST AVERAGE            INTEREST AVERAGE            INTEREST AVERAGE
                           AVERAGE   INCOME/   RATE    AVERAGE   INCOME/   RATE    AVERAGE   INCOME/   RATE
                           BALANCE   EXPENSE     %     BALANCE   EXPENSE     %     BALANCE   EXPENSE     %
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                        (DOLLARS IN THOUSANDS)
         ASSETS
Interest-earning assets:
 Interest-bearing
  deposits and federal
  funds sold............  $   32,608 $ 1,085    3.33% $   59,865 $ 5,229    8.73% $   43,995 $ 2,853    6.48%
 Investment securities,
  net...................     223,303  10,970    4.91     347,624  19,600    5.54     298,575  20,786    6.96
 Mortgage-backed
  securities, net.......   1,052,528  54,205    5.15     752,035  52,615    7.00     930,190  78,175    8.40
 Loans, net:
 Single-family
  residential real
  estate................   2,193,138 134,814    6.15   2,175,297 164,602    7.57   2,302,909 206,785    8.98
 Consumer...............      42,406   3,719    8.77      60,511   5,618    9.28      78,078   7,907   10.13
 Income property........      78,712   6,571    8.35      90,634   8,689    9.59     106,622  10,350    9.71
 Commercial.............         225      23   10.22         722      29    4.02         834      90   10.79
                          ---------- -------          ---------- -------          ---------- -------
  Total loans...........   2,314,481 145,127    6.27   2,327,164 178,938    7.69   2,488,443 225,132    9.05
                          ---------- -------          ---------- -------          ---------- -------
 Rhode Island covered
  assets................     122,358   8,989    7.35     122,317   9,932    8.12          --      --      --
                          ---------- -------          ---------- -------          ---------- -------
Total interest-earning
 assets.................   3,745,278 220,376    5.88%  3,609,005 266,314    7.38%  3,761,203 326,946    8.69%
                                     -------                     -------                     -------
All other assets........     216,192                     236,515                     218,974
                          ----------                  ----------                  ----------
  Total Assets..........  $3,961,470                  $3,845,520                  $3,980,177
                          ==========                  ==========                  ==========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Brokered deposits......  $   25,301   2,419    9.56% $   25,302   2,419    9.56% $   39,267   3,296    8.39%
 Retail deposits:
 Regular savings........     637,835  15,146    2.37     683,041  24,666    3.61     427,360  21,985    5.14
 NOWs, Super NOWs and
  money market savings..     656,134  15,399    2.35     659,364  21,334    3.24     577,225  27,356    4.74
 Certificates...........   1,762,078  88,199    5.01   2,045,941 123,231    6.02   2,323,114 166,485    7.17
                          ---------- -------          ---------- -------          ---------- -------
  Total deposits........   3,081,348 121,163    3.93   3,413,648 171,650    5.03   3,366,966 219,122    6.51
                          ---------- -------          ---------- -------          ---------- -------
 Borrowings:
 FHLB advances..........     351,267  13,230    3.77      51,740   4,015    7.76     169,079  12,572    7.44
 Securities sold under
  agreements to
  repurchase............     290,112   9,866    3.40     132,713   4,866    3.67     200,564  12,395    6.18
 Other borrowings.......      65,483   3,709    5.66      44,363   1,684    3.80      30,969      56     .18
                          ---------- -------          ---------- -------          ---------- -------
  Total borrowings......     706,862  26,805    3.79     228,816  10,565    4.62     400,612  25,023    6.25
                          ---------- -------          ---------- -------          ---------- -------
Total interest-bearing
 liabilities............   3,788,210 147,968    3.91%  3,642,464 182,215    5.00%  3,767,578 244,145    6.48%
                                     -------                     -------                     -------
All other liabilities...      40,095                      26,615                      23,909
Stockholders' Equity....     133,165                     176,441                     188,690
                          ----------                  ----------                  ----------
  Total Liabilities and
   Stockholders' Equity.  $3,961,470                  $3,845,520                  $3,980,177
                          ==========                  ==========                  ==========
Deficiency of interest-
 earning assets over
 interest-bearing
 liabilities............  $   42,932                  $   33,459                  $    6,375
                          ==========                  ==========                  ==========
Net Interest Income.....             $72,408                     $84,099                     $82,801
                                     =======                     =======                     =======
Interest Rate Spread....                        1.97%                       2.38%                       2.21%
                                               =====                       =====                       =====
Interest Rate Margin....                        1.93%                       2.33%                       2.20%
                                               =====                       =====                       =====
Ratio of average
 interest-earning assets
 to interest-bearing
 liabilities............                       98.87%                      99.08%                      99.83%
                                               =====                       =====                       =====

                           FOR THE NINE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                 DECEMBER 31,                DECEMBER 31,
                          --------------------------- ---------------------------
                                     1993                        1992
                          --------------------------- ---------------------------
                                     INTEREST AVERAGE            INTEREST AVERAGE
                           AVERAGE   INCOME/   RATE    AVERAGE   INCOME/   RATE
                           BALANCE   EXPENSE     %     BALANCE   EXPENSE     %
                          ---------- -------- ------- ---------- -------- -------
                                          (DOLLARS IN THOUSANDS)
         ASSETS
Interest-earning assets:
 Interest-bearing
  deposits and federal
  funds sold............  $   35,729 $   886    3.31% $   51,858 $ 4,138   10.64%
 Investment securities,
  net...................     213,591   7,494    4.68     377,806  15,313    5.40
 Mortgage-backed
  securities, net.......   1,101,863  41,357    5.00     754,475  37,924    6.70
 Loans, net:
 Single-family
  residential real
  estate................   2,185,860  99,103    6.05   2,162,684 118,844    7.33
 Consumer...............      40,650   2,688    8.82      57,670   3,883    8.98
 Income property........      77,167   4,767    8.24      88,769   6,290    9.45
 Commercial.............         212      16   10.06         862      21    3.25
                          ---------- -------          ---------- -------
  Total loans...........   2,303,889 106,574    6.17   2,309,985 129,038    7.45
                          ---------- -------          ---------- -------
 Rhode Island covered
  assets................     117,089   6,743    7.68     162,792   9,932    8.13
                          ---------- -------          ---------- -------
Total interest-earning
 assets.................   3,772,161 163,054    5.76%  3,656,916 196,345    7.16%
                                     -------                     -------
All other assets........     210,347                     233,508
                          ----------                  ----------
  Total Assets..........  $3,982,508                  $3,890,424
                          ==========                  ==========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Brokered deposits......  $   25,292   1,822    9.56% $   25,292   1,816    9.53%
 Retail deposits:
 Regular savings........     623,761  10,750    2.29     732,331  18,694    3.39
 NOWs, Super NOWs and
  money market savings..     651,884  11,121    2.26     670,556  15,356    3.04
 Certificates...........   1,750,696  65,119    4.94   2,003,288  88,058    5.83
                          ---------- -------          ---------- -------
  Total deposits........   3,051,633  88,812    3.86   3,431,467 123,924    4.79
                          ---------- -------          ---------- -------
 Borrowings:
 FHLB advances..........     397,727  11,127    3.71      54,242   3,056    7.48
 Securities sold under
  agreements to
  repurchase............     292,811   7,506    3.40     153,149   4,111    3.56
 Other borrowings.......      66,865   2,828    5.61      52,744   1,819    4.58
                          ---------- -------          ---------- -------
  Total borrowings......     757,403  21,461    3.76     260,135   8,986    4.58
                          ---------- -------          ---------- -------
Total interest-bearing
 liabilities............   3,809,036 110,273    3.84%  3,691,602 132,910    4.78%
                                     -------                     -------
All other liabilities...      41,808                      27,072
Stockholders' Equity....     131,664                     171,750
                          ----------                  ----------
  Total Liabilities and
   Stockholders' Equity.  $3,982,508                  $3,890,424
                          ==========                  ==========
Deficiency of interest-
 earning assets
 over interest-bearing
 liabilities............  $   36,875                  $   34,686
                          ==========                  ==========
Net Interest Income.....             $52,781                     $63,435
                                     =======                     =======
Interest Rate Spread....                        1.92%                       2.38%
                                               =====                       =====
Interest Rate Margin....                        1.88%                       2.34%
                                               =====                       =====
Ratio of average
 interest-earning assets
 to interest-bearing
 liabilities............                       99.03%                      99.06%
                                               =====                       =====

CONSOLIDATED RATE/VOLUME TABLES

  The following tables present the degree to which changes in the Association's interest income, interest expense, and net interest income are due to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. The change due to average balance or volume is computed by multiplying the change in the average balance of funds employed in the current period by the interest rate for the prior period. The change due to average rate is computed by multiplying the change in interest rates by the average balance of funds in the prior period. The change due to rate/volume is computed by multiplying the change in the average balance by the change in the interest rate. The change due to timing results from the difference in the length of the reporting periods.

                                   YEAR ENDED DECEMBER 31, 1993 VERSUS
                                   NINE MONTHS ENDED DECEMBER 31, 1992
                              ------------------------------------------------
                                            AMOUNT OF INCREASE
                                       (DECREASE) DUE TO CHANGE IN:
                              ------------------------------------------------
                               VOLUME     RATE    RATE/VOLUME TIMING   TOTAL
                              --------  --------  ----------- ------- --------
                                              (IN THOUSANDS)
Interest income:
 Interest-bearing deposits
  and federal funds sold..... $ (2,048) $ (3,792)   $ 1,408   $ 1,379 $ (3,053)
 Investment securities, net..   (8,350)   (1,857)       760     5,104   (4,343)
 Mortgage-backed securities,
  net........................   19,976   (11,710)    (4,626)   12,641   16,281
 Loans, net:
 Single-family residential
  real estate................    2,231   (25,517)      (359)   39,615   15,970
 Consumer....................   (1,370)     (120)        32     1,294     (164)
 Income property.............     (950)     (976)       111     2,096      281
 Commercial..................      (21)       60        (44)        7        2
                              --------  --------    -------   ------- --------
   Total loans...............     (110)  (26,553)      (260)   43,012   16,089
                              --------  --------    -------   ------- --------
 Rhode Island covered assets.   (3,289)   (1,283)       319     3,310     (943)
                              --------  --------    -------   ------- --------
   Total interest income.....    6,179   (45,195)    (2,399)   65,446   24,031
                              --------  --------    -------   ------- --------
Interest expense:
 Deposits:
 Brokered deposits...........        1         8         --       594      603
 Retail deposits:
  Regular savings............   (3,202)   (7,422)       958     6,118   (3,548)
  NOWs, Super NOWs and money
   market savings............     (438)   (4,644)       100     5,025       43
  Certificates...............  (14,073)  (16,604)     1,999    28,819      141
                              --------  --------    -------   ------- --------
   Total deposits............  (17,712)  (28,662)     3,057    40,556   (2,761)
                              --------  --------    -------   ------- --------
 Borrowings:
 FHLB advances...............   22,211    (2,013)   (11,024)    1,000   10,174
 Securities sold under
  agreements to repurchase...    4,880      (248)      (222)    1,345    5,755
 Other borrowings............      583       573        138       596    1,890
                              --------  --------    -------   ------- --------
   Total borrowings..........   27,674    (1,688)   (11,108)    2,941   17,819
                              --------  --------    -------   ------- --------
    Total interest expense...    9,962   (30,350)    (8,051)   43,497   15,058
                              --------  --------    -------   ------- --------
Change in net interest
 income...................... $ (3,783) $(14,845)   $ 5,652   $21,949  $ 8,973
                              ========  ========    =======   ======= ========

                              NINE MONTHS ENDED DECEMBER 31, 1992 VERSUS
                                      YEAR ENDED MARCH 31, 1992
                           ---------------------------------------------------
                                          AMOUNT OF INCREASE
                                     (DECREASE) DUE TO CHANGE IN:
                           ---------------------------------------------------
                            VOLUME     RATE    RATE/VOLUME  TIMING     TOTAL
                           --------  --------  ----------- --------  ---------
                                            (IN THOUSANDS)
Interest income:
 Interest-bearing deposits
  and federal funds sold.. $    510  $  1,828    $   327   $ (1,380) $   1,285
 Investment securities,
  net.....................    5,516    (4,650)    (1,234)    (5,105)    (5,473)
 Mortgage-backed
  securities, net.........  (14,767)  (15,833)     2,991    (12,642)   (40,251)
 Loans, net:
 Single-family
  residential real
  estate..................  (12,591)  (38,052)     2,317    (39,615)   (87,941)
 Consumer.................   (2,067)     (898)       235     (1,294)    (4,024)
 Income property..........   (1,733)     (277)        46     (2,096)    (4,060)
 Commercial...............        3       (63)        (2)        (7)       (69)
                           --------  --------    -------   --------  ---------
  Total loans.............  (16,388)  (39,290)     2,596    (43,012)   (96,094)
                           --------  --------    -------   --------  ---------
 Rhode Island covered
  assets..................    9,932        --         --         --      9,932
                           --------  --------    -------   --------  ---------
   Total interest income..  (15,197)  (57,945)     4,680    (62,139)  (130,601)
                           --------  --------    -------   --------  ---------
Interest expense:
 Deposits:
 Brokered deposits........   (1,173)      446       (159)      (594)    (1,480)
 Retail deposits:
  Regular savings.........   15,689    (7,506)    (5,356)    (6,118)    (3,291)
  NOWs, Super NOWs and
   money market savings...    4,423    (9,811)    (1,586)    (5,026)   (12,000)
  Certificates............  (22,920)  (30,949)     4,261    (28,819)   (78,427)
                           --------  --------    -------   --------  ---------
   Total deposits.........   (3,981)  (47,820)    (2,840)   (40,557)   (95,198)
                           --------  --------    -------   --------  ---------
 Borrowings:
 FHLB advances............   (8,539)       72        (49)    (1,000)    (9,516)
 Securities sold under
  agreements to
  repurchase..............   (2,930)   (5,249)     1,241     (1,346)    (8,284)
 Other borrowings.........       39     1,362        957       (595)     1,763
                           --------  --------    -------   --------  ---------
   Total borrowings.......  (11,430)   (3,815)     2,149     (2,941)   (16,037)
                           --------  --------    -------   --------  ---------
    Total interest
     expense..............  (15,411)  (51,635)      (691)   (43,498)  (111,235)
                           --------  --------    -------   --------  ---------
Change in net interest
 income................... $    214  $ (6,310)   $ 5,371   $(18,641) $ (19,366)
                           ========  ========    =======   ========  =========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Management's Report........................................................  91
Reports of Independent Accountants.........................................  93
Consolidated Statement of Operations.......................................  95
Consolidated Statement of Financial Condition..............................  96
Consolidated Statement of Changes in Stockholders' Equity..................  97
Consolidated Statement of Cash Flows.......................................  98
Notes to the Consolidated Financial Statements.............................  99

                              MANAGEMENT'S REPORT

To the Stockholders:

 Financial Statements

  The management of Northeast Federal Corp. (the Company) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

  The financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. The independent auditors' report is presented on page 93.

 Internal Control

  Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and, as pertaining to Northeast Savings, F.A., the Office of Thrift Supervision Instructions for Thrift Financial Reports (TFR instructions). The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

  There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

  Management assessed the institution's internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and TFR instructions as of December 31, 1993. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and TFR instructions, as of December 31, 1993.

  The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the institution. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

                              MANAGEMENT'S REPORT
                                  (CONTINUED)

 Compliance with Laws and Regulations

  Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness standards.

  Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1993.

         /s/ Kirk W. Walters
- -------------------------------------     January 21, 1994
           Kirk W. Walters
    President and Chief Executive
               Officer

         /s/ Lynne M. Carcia
- -------------------------------------     January 21, 1994
           Lynne M. Carcia
   Controller and Chief Accounting
               Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Northeast Federal Corp.:

  We have audited the accompanying consolidated statement of financial condition of Northeast Federal Corp. and subsidiaries (the Company) as of December 31, 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Federal Corp. and subsidiaries at December 31, 1993 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  As described in Note 1, the Company changed its method of accounting for securities as of December 31, 1993.

Deloitte & Touche

Hartford, Connecticut
January 21, 1994
(February 9, 1994 as to Note 26)

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Northeast Federal Corp.

  We have audited the accompanying consolidated statements of financial condition of Northeast Federal Corp. as of December 31 and March 31, 1992, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months ended December 31, 1992 and each of the two years in the period ended March 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Federal Corp. as of December 31 and March 31, 1992 and the consolidated results of its operations and its cash flows for the nine months ended December 31, 1992 and each of the two years in the period ended March 31, 1992 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes for the fiscal year ended March 31, 1992.

Coopers & Lybrand

Hartford, Connecticut
January 18, 1993

                            NORTHEAST FEDERAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        YEAR ENDED  NINE MONTHS ENDED YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                           1993           1992           1992
                                       ------------ ----------------- ----------
Interest income:
 Loans...............................    $145,127       $129,038       $225,132
 Mortgage-backed securities..........      54,205         37,924         78,175
 Investment securities...............      10,970         15,313         20,786
 Rhode Island covered assets.........       8,989          9,932             --
 Other...............................       1,085          4,138          2,853
                                         --------       --------       --------
   Total interest income.............     220,376        196,345        326,946
                                         --------       --------       --------
Interest expense:
 Deposits............................     121,163        123,924        219,122
 Federal Home Loan Bank advances.....      13,230          3,056         12,572
 Other borrowings....................      13,575          5,930         12,451
                                         --------       --------       --------
   Total interest expense............     147,968        132,910        244,145
                                         --------       --------       --------
     Net interest income.............      72,408         63,435         82,801
Provision for loan losses............      23,300         16,300         10,200
                                         --------       --------       --------
     Net interest income after provi-
      sion for loan losses...........      49,108         47,135         72,601
                                         --------       --------       --------
Non-interest income:
 Fees for services...................      10,181          7,112         12,815
 Gain on sale of securities, net.....       5,625          4,100          1,991
 Gain on sale of loans, net..........       1,939          1,870          2,532
 Other non-interest income (loss)....          (6)           (41)        (1,221)
                                         --------       --------       --------
   Total non-interest income.........      17,739         13,041         16,117
                                         --------       --------       --------
Non-interest expenses:
 Compensation and benefits...........      32,324         23,126         27,635
 Occupancy and equipment, net........      15,399         11,057         14,810
 Other general and administrative....      19,436         15,872         19,065
 Amortization of supervisory good-
  will...............................          --          2,002          3,971
 Supervisory goodwill valuation ad-
  justment...........................          --         56,568             --
 SAIF insurance fund and OTS assess-
  ments..............................       8,414          6,222          8,130
 Real estate and other assets ac-
  quired in settlement of loans......      17,606          9,652          5,702
                                         --------       --------       --------
   Total non-interest expenses.......      93,179        124,499         79,313
                                         --------       --------       --------
     Income (loss) before income
      taxes and extraordinary items..     (26,332)       (64,323)         9,405
Income tax expense (benefit).........     (12,193)        (5,089)         4,915
                                         --------       --------       --------
     Income (loss) before extraordi-
      nary items and cumulative ef-
      fect of change in accounting
      principle......................     (14,139)       (59,234)         4,490
Extraordinary items, net of income
 taxes...............................          --             --             95
                                         --------       --------       --------
     Income (loss) before cumulative
      effect of change in accounting
      principle......................     (14,139)       (59,234)         4,585
Cumulative effect of change in ac-
 counting principle..................          --             --          1,022
                                         --------       --------       --------
     Net income (loss)...............    $(14,139)      $(59,234)      $  5,607
                                         ========       ========       ========
Preferred stock dividend require-
 ments...............................    $  4,501       $  4,652       $  8,506
Net loss applicable to common stock-
 holders.............................    $(18,640)      $(63,886)      $ (2,899)
Loss per common share before extraor-
 dinary items:
 Primary and fully diluted...........    $  (1.75)      $ (11.16)      $   (.70)
Loss per common share before
 cumulative effect of change in
 accounting principle:
 Primary and fully diluted...........    $  (1.75)      $ (11.16)      $   (.69)
Cumulative effect of change in ac-
 counting principle:
 Primary and fully diluted...........    $     --       $     --       $    .18
Net loss per common share:
 Primary and fully diluted...........    $  (1.75)      $ (11.16)      $   (.51)

        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1992        1993
                                                         ----------  ----------
                        ASSETS
Cash and due from banks................................  $   51,705  $   57,158
Interest-bearing deposits..............................          --         615
Federal funds sold.....................................      23,510      32,815
Securities purchased under agreements to resell........      60,000          --
Investment securities, net (market value of $42,525 and
 $116,341).............................................      42,612     111,791
Investment securities, available-for-sale, net (market
 value of $131,127 at December 31, 1992)...............     162,854     129,899
Mortgage-backed securities, net (market value of
 $1,336,970 and $837,681)..............................   1,330,886     829,772
Mortgage-backed securities, available-for-sale, net
 (market value of $57,684 at December 31, 1992)........      12,886      55,474
Loans, net.............................................   1,876,181   2,278,873
Loans available-for-sale, net..........................      46,076      32,237
Rhode Island covered assets............................     105,625     151,828
Interest and dividends receivable......................      17,540      21,342
Real estate and other assets acquired in settlement of
 loans.................................................      74,962      99,376
Premises and equipment, net............................      32,368      34,201
Prepaid expenses and other assets......................      82,822      74,723
                                                         ----------  ----------
    Total assets.......................................  $3,920,027  $3,910,104
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Retail deposits........................................  $2,952,082  $3,205,654
Brokered deposits......................................      25,135      25,135
Federal Home Loan Bank advances........................     373,000     140,000
Securities sold under agreements to repurchase.........     294,809     291,014
Uncertificated debentures..............................      38,442      34,990
Convertible subordinated debentures....................          --         560
Advance payments by borrowers for taxes and insurance..      28,337      21,734
Other liabilities......................................      75,709      53,444
                                                         ----------  ----------
    Total liabilities..................................   3,787,514   3,772,531
                                                         ----------  ----------
Commitments and Contingencies
Stockholders' equity:
  Serial preferred stock, $.01 par value, 15,000,000
   shares authorized:
    $2.25 Cumulative Convertible Preferred Stock Series
     A, 1,610,000 shares issued and outstanding at De-
     cember 31, 1992...................................          --          16
    $8.50 Cumulative Preferred Stock, Series B, 394,199
     shares at December 31, 1993 and 351,700 shares at
     December 31, 1992 issued and outstanding..........           4           4
Common stock, $.01 par value, 25,000,000 shares
 authorized: 13,499,078 shares at December 31, 1993 and
 5,729,579 shares at December 31, 1992 issued and
 outstanding...........................................         135          57
Additional paid-in capital.............................     185,960     182,804
Net unrealized gains on debt and equity securities
 available-for-sale....................................       9,462          --
Accumulated deficit....................................     (59,557)    (40,330)
Stock dividend distributable...........................         838          --
Unallocated employee stock ownership plan shares.......      (4,329)     (4,978)
                                                         ----------  ----------
    Total stockholders' equity.........................     132,513     137,573
                                                         ----------  ----------
                                                         $3,920,027  $3,910,104
                                                         ==========  ==========

        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                    RETAINED
                                                                    EARNINGS                  UNALLOCATED
                                                      NET UNREAL- (ACCUMULATED                  EMPLOYEE
                           SERIAL          ADDITIONAL  IZED GAIN    DEFICIT)        STOCK     STOCK OWNER-
                          PREFERRED COMMON  PAID-IN    (LOSS) ON  SUBSTANTIALLY   DIVIDEND     SHIP PLAN
                            STOCK   STOCK   CAPITAL   SECURITIES*  RESTRICTED   DISTRIBUTABLE    SHARES     TOTAL
                          --------- ------ ---------- ----------- ------------- ------------- ------------ --------
Balance at March 31,
 1991...................     $28     $ 57   $181,158    $(1,125)    $ 13,297       $   --       $(10,583)  $182,832
 Net income.............      --       --         --         --        5,607           --             --      5,607
 Proceeds from exercise
  of stock options......      --       --          2         --           --           --             --          2
 Unallocated employee
  stock ownership plan
  shares................      --       --         --         --           --           --          1,458      1,458
 Net unrealized recovery
  on equity securities..      --       --         --      1,125                        --             --      1,125
                             ---     ----   --------    -------     --------       ------       --------   --------
Balance at March 31,
 1992...................      28       57    181,160         --       18,904           --         (9,125)   191,024
 Net loss...............      --       --         --         --      (59,234)          --             --    (59,234)
 Issuance of 351,700
  shares of $8.50 Cumu-
  lative Preferred
  Stock, Series B.......       4       --     35,166         --           --           --             --     35,170
 Repurchase of 1,202,916
  shares of Adjustable
  Rate Cumulative Pre-
  ferred Stock, Series
  A.....................     (12)      --    (33,538)        --           --           --             --    (33,550)
 Proceeds from exercise
  of stock options......      --       --         16         --           --           --             --         16
 Unallocated employee
  stock ownership plan
  shares................      --       --         --         --           --           --          4,147      4,147
                             ---     ----   --------    -------     --------       ------       --------   --------
Balance at December 31,
 1992...................      20       57    182,804         --      (40,330)          --         (4,978)   137,573
 Net loss...............      --       --         --         --      (14,139)          --             --    (14,139)
 Proceeds from issuance
  of shares to 401-K
  plan..................      --       --        223         --           --           --             --        223
 Proceeds from exercise
  of stock options......      --        1        146         --           --           --             --        147
 Conversion of 1,610,000
  shares of $2.25 Cumu-
  lative Convertible
  Preferred Stock, Se-
  ries A into 7,647,500
  shares of common
  stock.................     (16)      77     (1,463)        --           --           --             --     (1,402)
 Stock dividend distrib-
  utable, 50,876 shares
  of $8.50 Cumulative
  Preferred Stock, Se-
  ries B................      --       --         --         --       (5,088)       5,088             --         --
 Preferred stock divi-
  dend payment in kind..      --       --      4,250         --           --       (4,250)            --         --
 Unallocated employee
  stock ownership plan
  shares................      --       --         --         --           --           --            649        649
 Net unrealized gains on
  debt and equity secu-
  rities available-for-
  sale..................      --       --         --      9,462           --           --             --      9,462
                             ---     ----   --------    -------     --------       ------       --------   --------
Balance at December 31,
 1993...................     $ 4     $135   $185,960    $ 9,462     $(59,557)      $  838       $ (4,329)  $132,513
                             ===     ====   ========    =======     ========       ======       ========   ========

  *Changes during the year ended December 31, 1993 reflect the Company's implementation of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                      YEAR ENDED  NINE MONTHS ENDED YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                         1993           1992           1992
                                     ------------ ----------------- ----------
Cash flows from operating
 activities:
Net income (loss)...................  $ (14,139)      $ (59,234)    $    5,607
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization......      4,860           3,361          4,693
 Amortization of fees, discounts,
  and premiums, net.................      1,697          (6,820)           405
 Amortization of and other
  adjustments to supervisory
  goodwill..........................         --          59,553         24,867
 Provision for loan losses..........     23,300          16,300         10,200
 Provision for losses on REO........      9,493           3,823             --
 Gain on sale of securities.........     (5,651)         (4,100)        (1,991)
 Gain on sale of loans..............     (1,939)         (1,870)        (2,532)
 (Gain) loss on sale of other
  assets............................        466            (253)           674
 (Gain) loss on early
  extinguishment of debt............         --              --           (204)
 Decrease in interest and dividends
  receivable........................      3,802           2,792         13,895
 Loans available-for-sale
  originated and purchased..........   (244,950)       (148,397)      (166,697)
 Proceeds from sales of loans
  available-for-sale................    231,153         184,325        135,063
 Decrease in accrued interest
  payable on deposits...............     (1,078)         (3,185)        (8,296)
 Increase in prepaid expenses and
  other assets......................     (8,099)        (14,347)       (28,236)
 Increase (decrease) in other
  liabilities.......................     19,125         (10,259)         5,401
                                      ---------       ---------     ----------
   Total adjustments................     32,179          80,923        (12,758)
                                      ---------       ---------     ----------
     Net cash provided by (used in)
      operating activities..........     18,040          21,689         (7,151)
                                      ---------       ---------     ----------
Cash flows from investing
 activities:
 Loans originated and purchased.....   (513,239)       (461,063)      (318,573)
 Proceeds from sales of loans.......     48,541           8,116         16,680
 Principal collected on loans.......    412,166         398,469        480,198
 Net decrease in Rhode Island
  covered assets....................     46,203          26,308             --
 Purchases of mortgage-backed
  securities........................   (361,464)       (383,401)            --
 Proceeds from sales of mortgage-
  backed securities.................         --              --         23,512
 Purchases of mortgage-backed
  securities available-for-sale.....         --              --       (114,911)
 Proceeds from sales of mortgage-
  backed securities available-for-
  sale..............................     39,831          44,727        587,225
 Principal collected on mortgage-
  backed securities.................    237,339         136,995        211,115
 Purchases of investment
  securities........................         --         (64,667)       (51,516)
 Proceeds from sales of investment
  securities........................     16,347             506         48,332
 Proceeds from redemption of FHLB
  stock.............................        554           8,283          1,478
 Proceeds from maturities of
  investment securities.............     12,580          19,404         18,371
 Purchases of investment securities
  available-for-sale................   (239,426)       (204,458)      (263,160)
 Proceeds from sales of investment
  securities available-for-sale.....    142,592         158,033        306,979
 Proceeds from maturities of
  investment securities available-
  for-sale..........................    121,347          71,622         24,799
 Proceeds from sales of real estate
  and other assets acquired in
  settlement of loans...............     76,549          23,563         16,052
 Net increase in deposits due to
  acquisition of branches...........         --              --        404,643
 Net purchases of premises and
  equipment.........................     (3,294)         (7,086)       (12,157)
                                      ---------       ---------     ----------
     Net cash provided by (used in)
      investing activities..........     36,626        (224,649)     1,379,067
                                      ---------       ---------     ----------
Cash flows from financing
 activities:
 Net decrease in retail deposits....   (252,494)       (568,741)      (227,021)
 Acquisition of Rhode Island
  deposits..........................         --         136,319             --
 Net decrease in brokered deposits..         --              --        (87,751)
 Increase (decrease) in advance
  payments by borrowers for taxes
  and insurance.....................      6,603           1,461        (13,327)
 Increase (decrease) in securities
  sold under agreements to
  repurchase........................      3,795         278,267       (354,035)
 Net increase (decrease) in short-
  term FHLB advances................     40,000          99,250       (310,000)
 Proceeds from long-term FHLB
  advances..........................    228,000              --             --
 Repayments of long-term FHLB
  advances..........................    (35,000)         (2,500)      (142,000)
 Proceeds from issuance of
  uncertificated sinking fund
  debentures........................         --          33,450             --
 Retirement of convertible
  subordinated debentures...........       (560)             --           (266)
 Reduction of ESOP debt guarantee...        649           4,147          1,458
 Preferred stock conversion costs...     (1,402)             --             --
 Retirement of series A adjustable
  preferred stock...................         --         (33,550)            --
 Proceeds from issuance of Series B
  preferred stock...................         --          35,170             --
 Issuance of 401K stock shares......        223              --             --
 Proceeds from exercise of stock
  options...........................        147              16              2
                                      ---------       ---------     ----------
     Net cash used in financing
      activities....................    (10,039)        (16,711)    (1,132,940)
                                      ---------       ---------     ----------
Net increase (decrease) in cash and
 cash equivalents...................     44,627        (219,671)       238,976
Cash and cash equivalents at
 beginning of period................     90,588         310,259         71,283
                                      ---------       ---------     ----------
Cash and cash equivalents at end of
 period.............................  $ 135,215       $  90,588     $  310,259
                                      =========       =========     ==========

        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Northeast Federal Corp. and its wholly-owned subsidiary, Northeast Savings, F.A. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform to the 1993 presentation.

 Cash and Cash Equivalents

  For purposes of the Consolidated Statement of Cash Flows, cash and due from banks, interest-bearing deposits with original maturities of ninety days or less, and federal funds sold are considered as cash and cash equivalents. Federal Reserve Board regulations require the Association to maintain non-interest-bearing reserves against certain of its transaction accounts. For total transaction account deposits of $51.9 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $51.9 million, a 10% reserve is required.

 Securities Purchased Under Agreements to Resell

  The Association invests in securities purchased under agreements to resell (repurchase agreements) for short-term cash management. The Association takes physical possession of the collateral for these agreements, which normally consists of U.S. Treasury securities, collateralized mortgage obligations, or mortgage-backed securities guaranteed by agencies of the U.S. government.

 Investment Securities

  Investment securities include U.S. Government, agency, and corporate bonds, collateralized mortgage obligations, and asset-backed securities. Those securities which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts into interest income using the level-yield method. Premiums are amortized to the earlier of the call or maturity date and discounts are accreted to the maturity date. Investment securities which have been identified as assets for which there is not a positive intent to hold to maturity, including all marketable equity securities, are classified as available-for-sale. SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that available-for-sale securities be reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Company implemented SFAS 115 as of December 31, 1993. SFAS 115 may not be applied retroactively.

  Gains and losses on sales of investment securities are computed on a specific identification cost basis. Investment securities which have experienced an other than temporary decline are written down to fair value as a new cost basis with the amount of the writedown included in earnings as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. Factors which management considers in determining whether an impairment in value of an investment is other than temporary include the issuer's financial performance and near term prospects, the financial conditions and prospects of the issuer's geographic region and industry, and recoveries in market value subsequent to the balance sheet date.

 Mortgage-Backed Securities

  Mortgage-backed securities which management has the intent and ability to hold until maturity are classified as held-to-maturity, and are carried at amortized cost, adjusted for premiums and discounts which

                            NORTHEAST FEDERAL CORP.

are amortized or accreted into interest income using the level-yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Mortgage-backed securities for which there is not a positive intent to hold to maturity are classified as available-for-sale. As indicated above, SFAS 115, implemented by the Company as of the end of the year ended December 31, 1993, requires that available-for-sale securities be reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Gains and losses on sales of mortgage-backed securities are computed on a specific identification cost basis.

 Loans

  Loans are generally recorded at the contractual amounts owed by borrowers, less unearned discounts, deferred origination fees, the undisbursed portion of any loans in process, and the allowance for loan losses. Interest on loans is credited to income as earned to the extent it is deemed collectible. Discounts on loans purchased are accreted into interest income using the level-yield method over the contractual lives of the loans, adjusted for actual prepayments.

  Single-family residential real estate loans that were originated with the intent to sell in the secondary mortgage market or those loans which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and carried at the lower of cost or fair value. The amount by which the aggregate cost of loans available-for-sale exceeds market value is charged to gain (loss) on sale of loans, net.

  The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," as of January 1, 1993. Loans which are identified for evaluation and which are deemed to be impaired under the guidance of SFAS 114 are measured at the fair value of the collateral. Substantially all of the Association's loans are collateral dependent. If the fair value of the collateral is less than the recorded investment in the loan, the allowance for loan losses is adjusted with a corresponding charge to the provision for loan losses. The fair value of the collateral, based on a current appraisal, often changes from one reporting period to the next. If the fair value of the collateral decreases, such decrease is reported as a charge to the provision for loan losses. If the fair value increases, the provision for loan losses is reduced. Impaired loans are included in nonperforming assets as non-accrual loans or troubled debt restructurings, as appropriate. The Company had previously measured loan impairment pursuant to the methods prescribed in SFAS 114. As a result, no additional reserves were required by early adoption of the pronouncement.

 Loan Fees

  Loan origination fees, commitment fees, and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loans' yields using the level-yield method. Calculation of the level-yield is based upon weighted average contractual payment terms which are adjusted for actual prepayments. Amortization of deferred fees is discontinued for non-accrual loans.

 Loans Serviced for Others

  Northeast Savings services real estate and consumer loans for others which are not included in the accompanying consolidated financial statements. Fees earned for servicing loans owned by others are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred. Costs associated with acquiring the right to service certain loans are capitalized and amortized in proportion to and deducted from the estimated future net servicing income.

                            NORTHEAST FEDERAL CORP.

  Prior to 1986, the Association sold certain loans with limited recourse requirements. In addition, in the normal course of business, loans are sold to various agencies which have recourse on standard documentation representations and warranties. Such loans are included in loans serviced for others. Estimated probable loan losses and related costs of collection and repossession are provided for at the time of such sales and are periodically reevaluated. The Company evaluates the credit risk of loans sold with recourse in conjunction with its evaluation of the adequacy of allowance for loan losses.

 Allowance for Loan Losses

  The allowance for loan losses is established and maintained through a periodic review and evaluation of various factors which affect the loans' collectibility and results in provisions for loan losses which are charged to expense. Numerous factors are considered in the evaluation, including a review of certain borrowers' current financial status, credit standing, available collateral, management's judgment regarding economic conditions, the impact of those conditions on property values, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Association, the overall loan portfolio quality, and other relevant factors.

 Non-Accrual Loans

  Interest accruals on loans are normally discontinued and previously accrued interest is reversed whenever the payment of interest or principal is more than 90 days past due, or earlier when conditions warrant it. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

 Real Estate and Other Assets Acquired in Settlement of Loans

  Real estate and other assets acquired in settlement of loans is recorded at the lower of the recorded investment in the loan or fair value minus estimated costs to sell. The lower of the recorded investment in the loan or fair value less estimated costs to sell becomes the new cost basis for REO. Any excess of the recorded investment over the fair value less estimated costs to sell is charged off. Subsequent valuations of REO are at the lower of the new cost basis or fair value less estimated costs to sell.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the respective lease terms or the estimated useful life, whichever is shorter.

 Interest Rate Swap Agreements

  Northeast Savings is a party to interest rate swap agreements in managing its interest rate exposure. The net amounts received or paid in accordance with the interest rate swap agreements are charged or credited to interest expense on other borrowings. Generally, gains and losses on terminated interest rate swap agreements are amortized over the lesser of the remaining terms of the agreements or the remaining lives of the assets or liabilities hedged.

 Pension Plan

  Pension costs are funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act and are accounted for in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

                            NORTHEAST FEDERAL CORP.

 Retirement Benefits Other Than Pensions

  SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," focuses principally on postretirement health care benefits and significantly changed the practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents during the years that the employee renders the necessary service. SFAS 106 became effective for the Association in 1993. The Company implemented SFAS 106 during the quarter ended March 31, 1993 and is amortizing the estimated $444,000 expense over the twelve year life expectancy of the participants.

 Income Taxes

  Northeast Federal Corp. and subsidiaries file a federal consolidated income tax return. In February 1992, the FASB issued SFAS 109, "Accounting For Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. One requirement of SFAS 109 is that the tax benefit related to acquired deductible temporary differences and pre-acquisition net operating loss carryforwards shall first be applied to reduce to zero goodwill related to that acquisition. Accordingly, goodwill has been reduced as a result of the tax benefits related to these items.

  The Company elected to adopt SFAS 109 effective April 1, 1991. The effect of initially applying the new standard was reported as the effect of a change in accounting principle. The cumulative effect of this change is reported separately in the Consolidated Statement of Operations for the year ended March 31, 1992. As required, first, second, and third quarters of the year ended March 31, 1992 were restated for the effect of this change.

 Income (Loss) Per Common Share

  Income (loss) per common share is based on the weighted average number of common shares outstanding and (if dilutive) common stock equivalents (i.e., stock options and warrants) outstanding in each year. The 8% Convertible Subordinated Debentures do not meet the criteria for a common stock equivalent. Income (loss) per common share has been restated to give effect to the two 2% common stock dividends declared in fiscal 1990. Net income (loss) applicable to common stockholders and income (loss) per common share are calculated after deducting preferred stock dividend requirements which include $4,652,000 and $8,506,000 of accumulated and unpaid preferred dividends for the nine-month period ended December 31, 1992 and the year ended March 31, 1992, respectively. There were no accumulated and unpaid preferred dividends at December 31, 1993. Accumulated and unpaid dividends totaled $12,802,000 and $19,364,000 at December 31, 1992 and March 31, 1992, respectively. On May 8, 1992, $11.2 million of accumulated and unpaid dividends were eliminated as a result of the Company's repurchase of its adjustable rate preferred stock plus accumulated dividends from the FRF administered by the FDIC. On May 14, 1993, $12.2 million of accumulated and unpaid dividends were eliminated as a result of the conversion of 1,610,000 of $2.25 Cumulative Convertible Preferred Stock, Series A into 7,647,500 shares of common stock.

                            NORTHEAST FEDERAL CORP.

NOTE 2: CHANGE IN FISCAL YEAR

  In July 1992, the Company changed its reporting period from a fiscal year ended March 31 to a calendar year. Accordingly, results of operations for the transition period ended December 31, 1992 cover a nine-month period. The following statements of operations present financial data for the nine months ended December 31, 1993 and the comparable nine months of the prior years. These statements are for comparative purposes only.

                            NORTHEAST FEDERAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                               NINE MONTHS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1993       1992       1991
                                              ----------- --------  -----------
                                              (UNAUDITED)           (UNAUDITED)
Interest income:
 Loans.......................................  $106,574   $129,038   $175,232
 Mortgage-backed securities..................    41,357     37,924     63,484
 Investment securities.......................     7,494     15,313     16,499
 Rhode Island covered assets.................     6,743      9,932         --
 Other.......................................       886      4,138      1,762
                                               --------   --------   --------
   Total interest income.....................   163,054    196,345    256,977
                                               --------   --------   --------
Interest expense:
 Deposits....................................    88,812    123,924    171,396
 Federal Home Loan Bank advances.............    11,127      3,056     11,613
 Other borrowings............................    10,334      5,930     11,831
                                               --------   --------   --------
   Total interest expense....................   110,273    132,910    194,840
                                               --------   --------   --------
     Net interest income.....................    52,781     63,435     62,137
Provision for loan losses....................    18,450     16,300      7,400
                                               --------   --------   --------
     Net interest income after provision for
      loan losses............................    34,331     47,135     54,737
                                               --------   --------   --------
Non-interest income:
 Fees for services...........................     7,346      7,112     10,273
 Gain on sale of securities, net.............     1,764      4,100        330
 Gain on sale of loans, net..................     1,617      1,870      1,937
 Other non-interest income (loss)............       (23)       (41)       (56)
                                               --------   --------   --------
   Total non-interest income.................    10,704     13,041     12,484
                                               --------   --------   --------
Non-interest expenses:
 Compensation and benefits...................    24,124     23,126     20,290
 Occupancy and equipment, net................    11,370     11,057     11,309
 Other general and administrative............    14,519     15,872     13,872
 Amortization of supervisory goodwill........        --      2,002      2,978
 Supervisory goodwill valuation adjustment...        --     56,568         --
 SAIF insurance fund and OTS assessments.....     6,631      6,222      6,094
 Real estate and other assets acquired in
  settlement of loans........................    14,979      9,652      3,650
                                               --------   --------   --------
   Total non-interest expenses...............    71,623    124,499     58,193
                                               --------   --------   --------
     Income (loss) before income taxes and
      extraordinary items....................   (26,588)   (64,323)     9,028
Income tax expense (benefit).................   (12,308)    (5,089)     4,717
                                               --------   --------   --------
     Income (loss) before extraordinary items
      and cumulative effect of change in
      accounting principle...................   (14,280)   (59,234)     4,311
Extraordinary items, net of income taxes.....        --         --         77
                                               --------   --------   --------
     Income (loss) before cumulative effect
      of change in accounting principle......   (14,280)   (59,234)     4,388
Cumulative effect at April 1, 1991 of change
 in accounting principle.....................        --         --      1,022
                                               --------   --------   --------
     Net income (loss).......................  $(14,280)  $(59,234)  $  5,410
                                               ========   ========   ========
Preferred stock dividend requirements........  $  2,848   $  4,652   $  6,435
Net loss applicable to common stockholders...  $(17,128)  $(63,886)  $ (1,025)
Loss per common share before extraordinary
 items:
 Primary and fully diluted...................  $  (1.40)  $ (11.16)  $   (.37)
Loss per common share before cumulative
 effect of change in accounting principle:
 Primary and fully diluted...................  $  (1.40)  $ (11.16)  $   (.36)
Cumulative effect of change in accounting
 principle:
 Primary and fully diluted...................  $     --   $     --   $    .18
Net loss per common share:
 Primary and fully diluted...................  $  (1.40)  $ (11.16)  $   (.18)

                            NORTHEAST FEDERAL CORP.

NOTE 3: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  For purposes of the Consolidated Statement of Cash Flows, cash and due from banks, interest-bearing deposits with original maturities of ninety days or less, and federal funds sold are considered as cash and cash equivalents.

                                   FOR THE YEAR FOR THE NINE MONTHS FOR THE YEAR
                                      ENDED            ENDED           ENDED
                                   DECEMBER 31,    DECEMBER 31,      MARCH 31,
                                       1993            1992             1992
                                   ------------ ------------------- ------------
                                                  (IN THOUSANDS)
CASH PAID DURING THE PERIODS FOR:
  Interest on retail deposits....    $119,822        $124,720         $222,182
  Interest on brokered deposits..       2,419           2,389            2,507
  Interest on borrowings.........      23,695           6,704           32,664
  Income taxes...................       2,180           1,352            3,479
CASH RECEIVED DURING THE PERIODS
 FOR:
  Interest and dividends.........     224,178         178,862          340,912
NON-CASH ITEMS:
  Loans securitized into
   mortgage-backed securities....     376,551              --           14,504
  Loans securitized into
   mortgage-backed securities
   available-for-sale............          --           2,564               --
  Transfers of loans to
   available-for-sale............        (964)          6,106           11,658
  Transfers of mortgage-backed
   securities to available-for-
   sale..........................          81          97,697           91,306
  Transfers of investment
   securities to available-for-
   sale..........................      40,809         112,045           15,139
  Real estate and other assets
   acquired in settlement of
   loans.........................      62,086          65,245           55,807
  Payment in kind on
   uncertificated debentures.....       3,452           1,540               --
  Payment in kind on Series B
   preferred stock...............       4,250              --               --
  Loans and deposits acquired
   from Rhode Island transaction.          --         178,349               --
  Conversion of $2.25 cumulative
   convertible preferred stock...      38,339              --               --
  Net unrealized gains on debt
   and equity securities
   available-for-sale............      16,312              --               --

NOTE 4: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

  The securities purchased under agreements to resell at December 31, 1993 were collateralized by federal agency mortgage-backed securities. There were no securities purchased under agreements to resell at December 31, 1992. The following table provides additional information on the agreements.

                                                      DECEMBER 31, DECEMBER 31,
                                                          1993         1992
                                                      ------------ ------------
                                                       (DOLLARS IN THOUSANDS)
Carrying value of agreements to resell...............   $60,000      $     --
Par value of collateral..............................    61,023            --
Market value of collateral...........................    66,539            --
Maximum amounts of outstanding agreements at any
 month-end...........................................    60,000       250,000
Average amounts of outstanding agreements............       644        92,200
Weighted average interest rate for the year..........      3.22%         3.75%
Weighted average interest on year-end balances.......      3.39%           --
Weighted average maturity of outstanding agreements
 (days)..............................................         6            --

                            NORTHEAST FEDERAL CORP.

  At December 31, 1993, the Association held only securities purchased under agreements to resell identical securities. The securities underlying the agreements were physically held by the Association until the maturity of the agreements.

NOTE 5: INVESTMENT SECURITIES

  Investment securities consisted of the following:

                                 AT DECEMBER 31, 1993                  AT DECEMBER 31, 1992
                          ------------------------------------ -------------------------------------
                                    GROSS UNREALIZED                     GROSS UNREALIZED
                          AMORTIZED ------------------  FAIR   AMORTIZED ------------------   FAIR
                            COST     GAINS    LOSSES   VALUE     COST     GAINS     LOSSES   VALUE
                          --------- --------- ---------------- --------- --------- -------- --------
                                                       (IN THOUSANDS)
U.S. Government and
 agency obligations:
 Available-for-sale.....  $     --  $      --  $   -- $     -- $  9,982  $       1  $    -- $  9,983
Obligations of states
 and political
 subdivisions...........       432         --       4      428      466         --       12      454
Corporate securities:
 Fixed..................     4,254         56      --    4,310   13,566         32      398   13,200
 Available-for-sale.....        60          2      --       62      120          9       --      129
Bank and finance
 securities:
 Variable...............        --         --      --       --   14,479         --      113   14,366
Asset-backed securities:
 Available-for-sale.....    38,299         --     100   38,199   26,637          1       16   26,622
Collateralized mortgage
 obligations:
 Fixed..................     4,784         --     155    4,629    9,526         --      214    9,312
 Variable...............     1,319         16      --    1,335    2,156         69       --    2,225
 Available-for-sale.....    66,915        217     249   66,883   93,160      1,254       21   94,393
Federal Home Loan Bank
 stock..................    31,800         --      --   31,800   32,354         --       --   32,354
Marketable equity
 securities:
 Equity investments.....        23         --      --       23   39,244      5,186       --   44,430
 Available-for-sale.....    42,102     15,608      --   57,710       --         --       --       --
                          --------  ---------  ------ -------- --------  ---------  ------- --------
Total investment
 securities.............  $189,988  $  15,899  $  508 $205,379 $241,690  $   6,552  $   774 $247,468
                          ========  =========  ====== ======== ========  =========  ======= ========

  At December 31, 1993, the net unrealized holding gain, net of tax effect, on available-for-sale securities that was included in the separate component of stockholders' equity was $8,978,000 exclusive of mortgage-backed securities available-for-sale. Proceeds, gains, and losses from sales of investment securities were as follows:

                            FOR THE YEAR ENDED      FOR THE NINE MONTHS ENDED       FOR THE YEAR ENDED
                               DECEMBER 31,               DECEMBER 31,                  MARCH 31,
                                   1993                       1992                         1992
                         -------------------------- -----------------------------------------------------
                                   GROSS REALIZED               GROSS REALIZED            GROSS REALIZED
                                   ----------------             -----------------         ---------------
                         PROCEEDS   GAINS   LOSSES  PROCEEDS     GAINS   LOSSES  PROCEEDS  GAINS  LOSSES
                         --------  -------- ------- ----------  -------- ---------------- ------- -------
                                                       (IN THOUSANDS)
Investment securities... $ 16,347* $  1,629  $  146 $      506* $  1,517  $  633 $ 48,332 $   807 $ 7,252
Investment securities
 available-for-sale.....  142,592     2,138      42    158,033     1,395     337  306,979   5,115   1,427
                         --------  --------  ------ ----------  --------  ------ -------- ------- -------
Total................... $158,939  $  3,767  $  188 $  158,539  $  2,912  $  970 $355,311 $ 5,922 $ 8,679
                         ========  ========  ====== ==========  ========  ====== ======== ======= =======

- --------
* Sales were due to credit concerns.

  For the periods ended December 31, 1993 and 1992, gains and losses on investment securities which management has the positive intent and ability to hold until maturity resulted primarily from the recognition

                            NORTHEAST FEDERAL CORP.

of realized capital gains and losses allocated to the Association by two limited partnerships in which the Association has invested. In addition, for the year ended March 31, 1992, $5.8 million of these losses resulted from sales of corporate debt securities due to credit concerns.

  The weighted average interest yields on investment securities were 5.13% and 6.09% at December 31, 1993 and 1992, respectively. Accrued interest and dividends receivable related to investment securities outstanding at December 31, 1993 and 1992 were $1,680,000 and $1,718,000, respectively.

  The contractual maturities of Northeast Savings' held-to-maturity investment securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                DECEMBER 31, 1993              DECEMBER 31, 1992
                          ------------------------------ ------------------------------
                                    PERCENT OF                     PERCENT OF
                                      TOTAL    ESTIMATED             TOTAL    ESTIMATED
                          AMORTIZED AMORTIZED   MARKET   AMORTIZED AMORTIZED   MARKET
                            COST       COST      VALUE     COST       COST      VALUE
                          --------- ---------- --------- --------- ---------- ---------
                                             (DOLLARS IN THOUSANDS)
Bonds and collateralized
 mortgage obligations:
 1-5 years..............   $ 2,506      5.88%   $ 2,530  $ 15,681     14.03%  $ 15,571
 5-10 years.............       271       .64        274     9,360      8.37      9,094
 10-20 years............     1,909      4.48      1,934     3,469      3.10      3,354
 Over 20 years..........     6,103     14.32      5,964    11,683     10.45     11,538
Federal Home Loan Bank
 stock..................    31,800     74.63     31,800    32,354     28.94     32,354
Marketable equity
 securities.............        23       .05         23    39,244     35.11     44,430
                           -------    ------    -------  --------    ------   --------
Total held-to-maturity
 investment securities..   $42,612    100.00%   $42,525  $111,791    100.00%  $116,341
                           =======    ======    =======  ========    ======   ========

  The contractual maturities of the Association's available-for-sale investment securities are summarized below. Actual maturities may differ from contractual maturities because certain issues have the right to call or prepay obligations with or without call premiums.

                                DECEMBER 31, 1993              DECEMBER 31, 1992
                          ------------------------------ ------------------------------
                                    PERCENT OF                     PERCENT OF
                                      TOTAL    ESTIMATED             TOTAL    ESTIMATED
                          AMORTIZED AMORTIZED   MARKET   AMORTIZED AMORTIZED   MARKET
                            COST       COST      VALUE     COST       COST      VALUE
                          --------- ---------- --------- --------- ---------- ---------
                                             (DOLLARS IN THOUSANDS)
Bonds and collateralized
 mortgage obligations:
 0-1 year...............  $ 18,038     12.24%  $ 18,035  $ 21,982     16.92%  $ 21,968
 1-5 years..............    87,236     59.19     87,109   107,917     83.08    109,159
 5-10 years.............        --        --         --        --        --         --
 10-20 years............        --        --         --        --        --         --
 Over 20 years..........        --        --         --        --        --         --
Marketable equity
 securities.............    42,102     28.57     57,710        --        --         --
                          --------    ------   --------  --------    ------   --------
Total available-for-sale
 investment securities..  $147,376    100.00%  $162,854  $129,899    100.00%  $131,127
                          ========    ======   ========  ========    ======   ========

                            NORTHEAST FEDERAL CORP.

NOTE 6: MORTGAGE-BACKED SECURITIES

  Mortgage-backed securities consisted of the following:

                                    DECEMBER 31, 1993                     DECEMBER 31, 1992
                          -------------------------------------- -----------------------------------
                                     GROSS UNREALIZED                      GROSS UNREALIZED
                          AMORTIZED  -----------------   FAIR    AMORTIZED -----------------  FAIR
                             COST     GAINS   LOSSES    VALUE      COST     GAINS   LOSSES   VALUE
                          ---------- -------- ------------------ --------- -------- ----------------
                                                        (IN THOUSANDS)
Government National
 Mortgage Association
 (GNMA):
 Fixed..................  $       -- $     -- $    -- $       -- $     81  $     13 $    -- $     94
 Adjustable.............      33,583       46     188     33,441   19,589       169      63   19,695
 Available-for-sale.....       9,855      744      34     10,565   12,732       844     246   13,330
Federal Home Loan
 Mortgage Corporation
 (FHLMC):
 Fixed..................       3,184      154      --      3,338    5,810       230      --    6,040
 Adjustable.............     171,675    2,142     602    173,215  135,195     1,565     168  136,592
 Available-for-sale.....       2,197      129       5      2,321   42,742     1,612      --   44,354
Federal National
 Mortgage Association
 (FNMA):
 Fixed..................      29,650      546      --     30,196   23,330     1,286      --   24,616
 Adjustable.............     142,904    2,542   1,529    143,917  157,492     3,394     935  159,951
Private Issuers:
 Fixed..................       8,323      191      --      8,514   14,957       436      --   15,393
 Adjustable.............     941,567    5,547   2,765    944,349  473,318     2,506     524  475,300
                          ---------- -------- ------- ---------- --------  -------- ------- --------
Total mortgage-backed
 securities.............  $1,342,938 $ 12,041 $ 5,123 $1,349,856 $885,246  $ 12,055 $ 1,936 $895,365
                          ========== ======== ======= ========== ========  ======== ======= ========

  At December 31, 1993, the net unrealized holding gain on available-for-sale mortgage-backed securities that was included in the separate section of stockholders' equity was $484,000, net of tax effect, exclusive of investment securities available-for-sale. Proceeds, gains, and losses from sales of mortgage-backed securities were as follows:

                            FOR THE YEAR ENDED     FOR THE NINE MONTHS ENDED         FOR THE YEAR ENDED
                               DECEMBER 31,              DECEMBER 31,                    MARCH 31,
                                   1993                      1992                           1992
                         ------------------------- ------------------------------ ------------------------
                                  GROSS REALIZED               GROSS REALIZED              GROSS REALIZED
                                  ----------------             ------------------          ---------------
                         PROCEEDS  GAINS   LOSSES  PROCEEDS     GAINS    LOSSES   PROCEEDS  GAINS  LOSSES
                         -------- -------- ------- ----------  --------- -------- -------- ------- -------
                                                       (IN THOUSANDS)
Mortgage-backed
 securities............. $    --  $     --  $  --  $       --  $      --  $   --  $ 23,512 $ 1,129 $   392
Mortgage-backed
 securities available-
 for-sale...............  39,831     2,046     --      44,727      2,158      --   587,225   6,173   2,162
                         -------  --------  -----  ----------  ---------  ------  -------- ------- -------
Total proceeds.......... $39,831  $  2,046  $  --  $   44,727  $   2,158  $   --  $610,737 $ 7,302 $ 2,554
                         =======  ========  =====  ==========  =========  ======  ======== ======= =======

  Included in results of operations for the year ended March 31, 1992 are gains of approximately $107,000 on sales of mortgage-backed securities acquired in savings and loan association acquisitions accounted for under the purchase method of accounting.

  The weighted average yields on mortgage-backed securities were 5.30% and 6.27% at December 31, 1993 and 1992, respectively. Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 1993 and 1992 was $6,783,000, and $5,597,000, respectively.

  At December 31, 1993, mortgage-backed securities having a carrying value of $306,344,000 and a market value of $308,839,000 were pledged to collateralize securities sold under agreements to repurchase and other items.

                            NORTHEAST FEDERAL CORP.

NOTE 7: LOANS

  The Association's primary lending business is the origination of single-family residential mortgage loans in the northeastern United States and Colorado. These loans are collateralized by residential properties and are made with strict adherence to Association policy which limits the loan-to-value ratio on residential mortgage loans to 80%, or 95% with private mortgage insurance. In certain geographic areas of the country, the Association has limited the loan-to-value ratio to even less than 80%.

  Loans consisted of the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1993       1992
                                                           ---------- ----------
                                                              (IN THOUSANDS)
Single-family residential real estate loans:
 Adjustable rate.......................................... $1,695,527 $2,073,986
 Fixed rate...............................................    104,187     96,751
 Available-for-sale.......................................     46,076     32,237
                                                           ---------- ----------
   Total single-family residential real estate loans......  1,845,790  2,202,974
                                                           ---------- ----------
Consumer loans:
 Equity loans.............................................     15,507     26,434
 Collateralized by deposits...............................      8,709      9,633
 Equity lines of credit...................................      5,886      6,942
 Overdraft protection.....................................      2,110      2,435
 Education................................................         43         91
 Other personal...........................................      2,424      2,826
                                                           ---------- ----------
   Total consumer loans...................................     34,679     48,361
                                                           ---------- ----------
Income property loans.....................................     79,284     90,546
                                                           ---------- ----------
Commercial................................................         77        266
                                                           ---------- ----------
   Total loans, gross.....................................  1,959,830  2,342,147
                                                           ---------- ----------
Less:
 Allowance for loan losses................................     28,271     21,020
 Undisbursed portion of loans in process..................      6,097      4,779
 Unearned discounts.......................................      2,822      3,625
 Deferred origination fees................................        383      1,613
                                                           ---------- ----------
                                                               37,573     31,037
                                                           ---------- ----------
   Total loans, net....................................... $1,922,257 $2,311,110
                                                           ========== ==========

  Accrued interest receivable related to loans outstanding at December 31, 1993 and 1992 was $9,076,000 and $12,652,000, respectively. For the year ended December 31, 1993, the nine months ended December 31, 1992 and the year ended March 31, 1992, the Association recognized net gains on sales of loans of $1,939,000, $1,870,000 and $2,532,000, respectively.

  At December 31, 1993, the recorded investment in loans for which impairment has been recognized under the guidance of SFAS 114 totaled $1.6 million. There was no specific reserve on these loans at December 31, 1993. However, their impairment was considered in the allowance for loan losses at December 31, 1993. Such loans are included in non-accrual loans (see below) or troubled debt restructurings, as appropriate. At December 31, 1993 and 1992, loans totaling $67,462,000 and $94,989,000, respectively, were contractually delinquent ninety days or more. Interest accruals on loans are discontinued whenever the payment of interest or principal is more than 90 days past due or earlier when conditions warrant it and any previously accrued interest is reversed. The total interest income that would have been recorded for the year ended December 31, 1993, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was $4,810,000. The amount of interest income which was included in net income for the year ended December 31, 1993 on those loans was $1,341,000.

                            NORTHEAST FEDERAL CORP.

  The following table summarizes the Association's gross loan portfolio and non-accrual loans as a percentage of gross loans by state and property type at December 31, 1993:

                            SINGLE-FAMILY
                             RESIDENTIAL
                             REAL ESTATE        CONSUMER     INCOME PROPERTY  COMMERCIAL         TOTAL
                          ------------------ --------------- --------------- ------------- ------------------
                                      NON-            NON-            NON-          NON-               NON-
                                     ACCRUAL         ACCRUAL         ACCRUAL       ACCRUAL            ACCRUAL
                            GROSS     LOAN    GROSS   LOAN    GROSS   LOAN   GROSS  LOAN     GROSS     LOAN
                            LOANS     RATIO   LOANS   RATIO   LOANS   RATIO  LOANS  RATIO    LOANS     RATIO
                          ---------- ------- ------- ------- ------- ------- ----- ------- ---------- -------
                                                        (DOLLARS IN THOUSANDS)
California..............  $  903,540  3.98%  $ 1,094     --% $16,584    --%  $ --     --%  $  921,218  3.90%
Connecticut.............     260,947  2.68     5,186   6.27   20,878  1.79     --     --      287,011  2.68
New York................     221,067  6.05    18,237   3.10   22,111    --     --     --      261,415  5.33
Massachusetts...........     158,968  1.64     7,174    .49   12,387   .03     77     --      178,606  1.48
New Jersey..............      56,915  6.66       308     --       --    --     --     --       57,223  6.62
Florida.................      42,745  2.42       363     --       --    --     --     --       43,108  2.40
New Hampshire...........       3,860  2.27       343   2.11    3,249    --     --     --        7,452  1.27
Other...................     197,748   .97     1,974  19.44    4,075    --     --     --      203,797  1.12
                          ----------         -------         -------         ----          ----------
 Total..................  $1,845,790  3.56%  $34,679   3.79% $79,284   .48%  $ 77     --%  $1,959,830  3.44%
                          ==========         =======         =======         ====          ==========

  The level of single-family residential non-accrual loans is due primarily to continuing poor general economic conditions in the Association's primary market areas, particularly the recessions in New England and California.

  Loans serviced for others by Northeast Savings totaled approximately $1,888,863,000 and $1,783,365,000 at December 31, 1993 and 1992, respectively, which includes loans serviced with recourse to Northeast Savings of $69,124,000 and $6,371,000 at the same respective dates. In connection with loans serviced for others, at December 31, 1993 and 1992, respectively, Northeast Savings had $3,623,000 and $4,389,000 in excess servicing assets and $5,794,000 and $7,903,000 in capitalized purchased mortgage servicing. Loan servicing fees totaled $2,627,000, $793,000, and $4,928,000 for the year ended December 31, 1993, the nine months ended December 31, 1992 and the year ended March 31, 1992, respectively.

  The following summarizes activity in the allowance for loan losses.

                                       YEAR ENDED  NINE MONTHS ENDED YEAR ENDED
                                      DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                          1993           1992           1992
                                      ------------ ----------------- ----------
                                                   (IN THOUSANDS)
Balance, beginning of period.........   $ 21,020       $ 17,084       $14,305
Provision for loan losses............     23,300         16,300        10,200
Charge-offs:
 Single-family residential real
  estate loans.......................    (14,835)       (12,305)       (6,264)
 Consumer loans......................       (393)          (373)         (846)
 Income property loans...............     (1,395)            --          (652)
 Commercial loans....................         --             --          (389)
                                        --------       --------       -------
   Total charge-offs.................    (16,623)       (12,678)       (8,151)
                                        --------       --------       -------
Recoveries:
 Single-family residential real
  estate loans.......................        176              8            29
 Consumer loans......................        398            306           459
 Income property loans...............         --             --           183
 Commercial loans....................         --             --            59
                                        --------       --------       -------
   Total recoveries..................        574            314           730
                                        --------       --------       -------
Net charge-offs......................    (16,049)       (12,364)       (7,421)
                                        --------       --------       -------
Balance, end of period...............   $ 28,271       $ 21,020       $17,084
                                        ========       ========       =======

                            NORTHEAST FEDERAL CORP.

NOTE 8: RHODE ISLAND COVERED ASSETS

  As discussed in Note 23: Acquisitions, on May 8, 1992, the Association acquired certain assets of four Rhode Island financial institutions which were in receivership proceedings. The Association is protected against losses relative to all loans acquired from the institutions, including loans foreclosed upon by the Association subsequent to acquisition. Accordingly, as discussed below, these covered assets have been segregated from the Association's remaining portfolios of loans and REO. At December 31, 1993, total Rhode Island covered assets and non-accrual Rhode Island covered assets as a percentage of gross covered assets were as follows:

                                                   DECEMBER 31,
                                     ------------------------------------------
                                             1993                 1992
                                     -------------------- ---------------------
                                              NON-ACCRUAL           NON-ACCRUAL
                                      ASSETS  ASSET RATIO  ASSETS   ASSET RATIO
                                     -------- ----------- --------  -----------
                                              (DOLLARS IN THOUSANDS)
Single-family residential real
 estate loans:
  Adjustable rate................... $ 12,607     8.00%   $ 15,494      3.72%
  Fixed rate........................   22,112     7.73      31,062      9.97
                                     --------             --------
    Total single-family residential
     real estate loans..............   34,719     7.83      46,556      7.89
                                     --------             --------
Consumer loans:
  Equity lines of credit............   12,805     4.36      15,913      6.08
  Equity loans......................    7,025     6.23      10,283      8.27
  Collateralized by deposits........       36       --          82        --
  Overdraft protection..............      168       --         228      1.75
  Education.........................        8       --          17        --
  Other personal....................    1,534     3.19       4,029      5.14
                                     --------             --------
    Total consumer loans............   21,576     4.84      30,552      6.64
                                     --------             --------
Income property loans...............   39,135    10.59      71,272     19.45
                                     --------             --------
Commercial..........................      893     3.25       2,212     29.48
                                     --------             --------
    Total loans, gross..............   96,323     8.24%    150,592     13.43%
                                     --------             --------
Adjustments:
  Contra accounts...................      340                 (218)
  Interest rate adjustment..........    1,060                1,645
  Unallocated credit adjustment.....    1,082               (4,423)
                                     --------             --------
    Total loans, net................   98,805              147,596
                                     --------             --------
Real estate owned...................    6,820                4,232
                                     --------             --------
    Total Rhode Island covered
     assets......................... $105,625             $151,828
                                     ========             ========

  In the above table, the principal balance of individual loans for which a specific credit adjustment has been determined by independent valuators has been reduced by the amount of that credit adjustment. The unallocated credit adjustment represents amounts applied to pools of loans.

  In connection with the acquisition of the Rhode Island assets, the Association entered into an Acquisition Agreement with the receivers of the Rhode Island financial institutions. Pursuant to this agreement, DEPCO was required to pay a balancing consideration to the Association. The balancing consideration was the amount by which the deposits issued by the Association plus other assumed liabilities

                            NORTHEAST FEDERAL CORP.

exceeded the fair value of the acquired assets. The estimate of the fair value of the acquired assets (the valuation) was determined by independent valuators in accordance with a detailed methodology outlined in the Acquisition Agreement. The balancing consideration of $59.0 million was paid to the Association in the quarter ended December 31, 1992.

  As part of the valuation process in determining the balancing consideration, a credit adjustment was made which was specifically related to the Rhode Island covered assets and which was intended to establish the amount by which the value of the loans must be adjusted in determining their fair value for reasons of collectibility. This initial credit adjustment was determined by the valuators pursuant to the methodology for credit adjustments set forth in the Acquisition Agreement. The methodology required the reappraisal of underlying collateral and/or an individual evaluation of loans meeting specific delinquency and/or size criteria as well as the application of credit adjustment percentages to loans which were not individually reviewed. In general, for purposes of loan valuation, residential and consumer loans were valued in pools and commercial loans were valued individually. With the exception of certain adjustable rate consumer, commercial, and delinquent loans, all acquired loans were also subject to an interest rate adjustment in order to adjust the yield on those loans to a market rate of interest as of the closing date.

  Subsequent to the initial valuation and payment of the balancing consideration, the credit adjustment account will be adjusted for all charge-offs and recoveries on acquired loans and gains and losses from the disposition of assets received in lieu of repayment which occur prior to the seventh anniversary of the closing date, at which time the remaining balance in the credit adjustment account will be reevaluated for adequacy and adjusted accordingly, utilizing the same criteria as the initial valuation methodology. On the seventh anniversary, if there is a negative balance in the credit adjustment account, the Association can claim the amount of such balance from an escrow established by DEPCO. To the extent escrow funds are not available, DEPCO is required to pay the amount of any negative remaining balance to the Company. Conversely, if there is a positive balance in the credit adjustment account, Northeast Savings will be required to pay that balance to DEPCO.

  The terms of the Acquisition Agreement also provide the Association with the right to put back loans to DEPCO for a period of one year from the date of acquisition if the Association determines that the property securing any loan has an environmentally hazardous condition. In addition, for a period of seven years, Northeast Savings is indemnified against losses resulting from environmentally hazardous materials deposited on the security property prior to the closing date, as well as against losses suffered on account of breaches in the representations and warranties provided by the receivers and DEPCO with regard to the acquired assets. Northeast Savings is also indemnified against claims, damages, losses, costs, and expenses that may arise from a variety of conditions related to the acquisition including claims against the former institutions, their officers, agents, or employees. As security for the obligations of DEPCO to pay the balancing consideration, to repurchase certain loans, and to indemnify the Association for certain matters, DEPCO placed $59 million in treasury securities in escrow and granted to the Association a first priority security interest in such funds. Of such $59 million, $49 million was essentially placed in escrow for a one-year period to cover the balancing consideration and the repurchase of loans based on environmentally hazardous conditions. The remaining $10 million is in a seven-year escrow to cover the general indemnification obligations and the credit adjustment obligation. As of December 31, 1992, the $49 million in the one-year escrow account had been used totally in connection with payment of the $59 million balancing consideration. The seven-year escrow retains its $10 million.

                            NORTHEAST FEDERAL CORP.

NOTE 9: REAL ESTATE AND OTHER ASSETS ACQUIRED IN SETTLEMENT OF LOANS

  The following table presents Northeast Savings' REO by property type at the dates indicated.

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1993         1992
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
    Single-family residential........................  $    57,165  $    83,605
    Hotels...........................................        6,453        6,408
    Apartment buildings..............................        5,270        4,464
    Office, retail, industrial complexes; land.......        3,357        2,499
    Real estate brokerage operations.................        1,744        1,544
    Residential subdivisions.........................          973          856
                                                       -----------  -----------
    REO, net.........................................  $    74,962  $    99,376
                                                       ===========  ===========
    Percent of total assets..........................         1.91%        2.54%
                                                       ===========  ===========

  The activity in the Association's REO is presented in the following table:

                                                       FOR THE YEAR FOR THE NINE
                                                          ENDED     MONTHS ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1993         1992
                                                       ------------ ------------
                                                            (IN THOUSANDS)
Beginning balance.....................................   $ 99,376     $ 61,208
Foreclosures, net.....................................     61,228       66,377
Capitalized expenses..................................      2,226        1,333
Less:
  Sales...............................................    (77,120)*    (22,448)
  Valuation adjustments...............................    (10,082)      (3,823)
  Mortgage insurance receipts.........................       (558)        (806)
  Other...............................................       (108)      (2,465)
                                                         --------     --------
Ending balance........................................   $ 74,962     $ 99,376
                                                         ========     ========

- --------
* During the quarter ended September 30, 1993, $30.3 million of REO was sold in a single transaction. The total loss on the sale was $6.8 million, including a provision of $6.0 million recorded in June in anticipation of the sale. Excluding this sale, sales of REO for the year ended December 31, 1993 totaled $52.8 million.

                            NORTHEAST FEDERAL CORP.

NOTE 10: PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1993    1992
                                                                ------- -------
                                                                (IN THOUSANDS)
   Land........................................................ $ 3,371 $ 3,371
   Office building and leasehold improvements..................  37,522  36,365
   Furniture, fixtures, and equipment..........................  22,728  21,570
                                                                ------- -------
                                                                 63,621  61,306
   Less accumulated depreciation and amortization..............  31,253  27,105
                                                                ------- -------
                                                                $32,368 $34,201
                                                                ======= =======

  At December 31, 1993, Northeast Savings was obligated under various non-cancelable leases for premises and equipment. The leases generally contain renewal options and escalation clauses providing for increased rent expense in future periods. Rent expense for the year ended December 31, 1993, the nine months ended December 31, 1992 and the year ended March 31, 1992 was $7,717,000, $5,440,000 and $6,681,000, respectively.

  Northeast Savings leases certain office space for its headquarters and three of its branch banking offices from corporations or partnerships in which Directors of the Company or their immediate families are the principal beneficial owners. The leases were entered into either prior to the nomination and election to the position of director or with the written approval of the Association's OTS District Director. Virtually all lease terms end by 1996 and rents paid for such leases were $3,319,000 for the year ended December 31, 1993, $2,555,000 for the nine months ended December 31, 1992, and $3,426,000 for the year ended March 31, 1992.

  All future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1993 are as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   YEARS ENDING DECEMBER 31:
   -------------------------
   1994..........................................................    $ 6,518
   1995..........................................................      4,057
   1996..........................................................      2,751
   1997..........................................................      1,940
   1998..........................................................      1,706
   Thereafter....................................................      2,733
                                                                     -------
     Total.......................................................    $19,705
                                                                     =======

  In February 1992, the Association purchased an office building for $9.6 million in cash in Farmington, Connecticut and leased it back to the previous owners until 1994. Management anticipates moving a significant portion of the Association's operations to that facility in 1995.

                            NORTHEAST FEDERAL CORP.

NOTE 11: DEPOSITS

  Deposits consisted of the following:

                                                DECEMBER 31,
                              -------------------------------------------------
                                        1993                     1992
                              ------------------------ ------------------------
                                           WEIGHTED                 WEIGHTED
                                            AVERAGE                  AVERAGE
                                AMOUNT   INTEREST RATE   AMOUNT   INTEREST RATE
                              ---------- ------------- ---------- -------------
                                           (DOLLARS IN THOUSANDS)
Demand deposits.............  $   35,865      -- %     $   35,644      -- %
NOW accounts................     145,655     1.22         160,821     2.00
Super NOWs..................      51,040     1.47          53,758     2.00
Regular savings.............     583,209     2.20         695,674     2.74
Money market savings........     401,135     2.67         443,692     3.09
                              ----------               ----------
  Total non-certificate
   accounts.................   1,216,904     2.14       1,389,589     2.67
                              ----------               ----------
Certificates maturing in the
 year ending:
  1993......................          --       --       1,034,621     4.70
  1994......................   1,218,031     4.37         502,882     5.94
  1995......................     193,092     5.00          51,531     7.21
  1996......................      46,249     5.85          28,990     6.84
  1997......................      56,834     5.80          57,683     5.80
  Thereafter................     246,107     6.70         165,493     7.17
                              ----------               ----------
    Total certificates......   1,760,313     4.85       1,841,200     5.40
                              ----------               ----------
    Total deposits..........  $2,977,217     3.74%     $3,230,789     4.22%
                              ==========               ==========

  At both December 31, 1993 and 1992, certificates include brokered deposits of approximately $25,135,000. Included in deposits is accrued interest payable of $1,965,000 and $3,043,000 at December 31, 1993 and 1992, respectively. Interest expense on deposits consisted of the following:

                                       YEAR ENDED  NINE MONTHS ENDED YEAR ENDED
                                      DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                          1993           1992           1992
                                      ------------ ----------------- ----------
                                                   (IN THOUSANDS)
   Brokered deposits.................   $  2,419       $  1,816       $  3,296
   Retail deposits:
     Regular savings.................     15,146         18,694         21,985
     NOWs, Super NOWs and money
      market savings.................     15,399         15,356         27,356
     Certificates....................     88,199         88,058        166,485
                                        --------       --------       --------
       Total interest expense on
        deposits.....................   $121,163       $123,924       $219,122
                                        ========       ========       ========

                            NORTHEAST FEDERAL CORP.

NOTE 12: FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB advances and other borrowings are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                               (IN THOUSANDS)
   FHLB advances............................................. $373,000 $140,000
   Securities sold under agreements to repurchase............  294,809  291,014
   Uncertificated debentures.................................   38,442   34,990
   Convertible subordinated debentures.......................       --      560
                                                              -------- --------
   Total FHLB advances and other borrowings.................. $706,251 $466,564
                                                              ======== ========

 Federal Home Loan Bank Advances

  FHLB advances consisted of the following:

                                                   DECEMBER 31,
                                   ---------------------------------------------
                                            1993                   1992
                                   ---------------------- ----------------------
                                              WEIGHTED               WEIGHTED
DUE IN YEARS ENDING                            AVERAGE                AVERAGE
DECEMBER 31:                        AMOUNT  INTEREST RATE  AMOUNT  INTEREST RATE
- -------------------                -------- ------------- -------- -------------
                                              (DOLLARS IN THOUSANDS)
1993.............................. $     --      -- %     $140,000     5.07%
1994..............................  165,000     3.43            --       --
1995..............................   55,000     3.63            --       --
1996..............................   98,000     3.53            --       --
1997..............................   15,000     3.38            --       --
1998..............................   40,000     6.05            --       --
                                   --------               --------
                                   $373,000     3.76%     $140,000     5.07%
                                   ========               ========

  At December 31, 1993, all of the outstanding advances were fixed rate advances. Accrued interest payable on advances outstanding at December 31, 1993 and 1992 was $1,135,000 and $485,000, respectively. At December 31, 1993,
Northeast Savings' ability to borrow from the Federal Home Loan Bank of Boston under its Advances Program was limited to the value of qualified collateral that had not been pledged to outside sources. At December 31, 1993, mortgage loans having a carrying value of $568,139,000 and a collateral value of $426,104,000 were pledged to collateralize the above advances. Based on the Federal Home Loan Bank of Boston's Credit Policy, mortgage loans are assigned a collateral value equal to 75% of the current unpaid principal balance. At December 31, 1993, the Association's remaining borrowing capacity from the FHLB totaled $1.8 billion.

                            NORTHEAST FEDERAL CORP.

 Securities Sold Under Agreements to Repurchase

  Securities sold under agreements to repurchase were wholesale repurchase agreements and consisted of the following:

                                                        DECEMBER 31,
                         ---------------------------------------------------------------------------
                                         1993                                  1992
                         ------------------------------------- -------------------------------------
                                                   (DOLLARS IN THOUSANDS)
                                    WEIGHTED    COLLATERAL                WEIGHTED    COLLATERAL
                                    AVERAGE  -----------------            AVERAGE  -----------------
                         REPURCHASE INTEREST   BOOK    MARKET  REPURCHASE INTERST    BOOK    MARKET
                         LIABILITY    RATE    VALUE    VALUE   LIABILITY    RATE    VALUE    VALUE
                         ---------- -------- -------- -------- ---------- -------- -------- --------
Within 30 days..........  $197,541    3.45%  $205,996 $206,046  $233,785    3.43%  $242,114 $244,631
31--90 days.............    97,268    3.39    102,475  102,793    57,229    3.59     60,358   60,422
                          --------           -------- --------  --------           -------- --------
                          $294,809    3.43%  $308,471 $308,839  $291,014    3.46%  $302,472 $305,053
                          ========           ======== ========  ========           ======== ========

* Book value includes accrued interest of $2,126,000 and $2,441,000 at December 31, 1993 and 1992, respectively.

  Wholesale repurchase agreements mature or reprice on average every 33 days and were collateralized at December 31, 1993 and 1992 by mortgage-backed securities. All wholesale repurchase agreements were to repurchase the same securities.

  Securities sold under agreements to repurchase are considered short-term borrowings. The average balance of repurchase agreements outstanding during the year ended December 31, 1993 and the nine months ended December 31, 1992 was $290,112,000 and $153,150,000, respectively. The maximum amount outstanding at any month-end was $311,385,000 for the year ended December 31, 1993 and $330,317,000 for the nine months ended December 31, 1992. Interest expense on repurchase agreements totaled $9,866,000 for the year ended December 31, 1993, $4,111,000 for the nine months ended December 31, 1992, and $12,395,000 for the year ended March 31, 1992, respectively. Accrued interest payable on repurchase agreements outstanding at December 31, 1993 and 1992 was $3,693,000 and $1,384,000, respectively. The weighted average interest rates during the year ended December 31, 1993 and the nine months ended December 31, 1992 were 3.40% and 3.56%, respectively.

 Uncertificated Debentures

  In conjunction with the Association's acquisition of $315.0 million in assets from four Rhode Island financial institutions and the issuance of deposit accounts in the Association to depositors in those institutions, the Company issued and sold $28.95 million of 9% Sinking Fund Uncertificated Debentures, due in 2012 to the receivers for the four institutions. These debentures have been transferred from the receivers to certain of the depositors in the Rhode Island institutions in consideration of a portion of their deposit claims against the receiverships. The Company has the right to pay the first five years of interest on the 9% Debentures by the issuance of additional 9% Debentures (a payment in kind). For further information on the Association's acquisition of the Rhode Island institutions, see Note 23: Acquisitions.

  In addition, in connection with the repurchase of its adjustable rate preferred stock, the Company issued $7.0 million in 9% Debentures to the FRF. The debentures issued to the FRF have a market value of $4.5 million, based on the value attributable to the debentures by the FRF, as determined by its investment bankers. Implicit in the $4.5 million valuation is a discount rate of 14.4%, which was consistent with market yields on high-yield securities at the time. These debentures have the same terms as those transferred to the depositors in the Rhode Island institutions. In meeting its interest obligation on all of the 9% Debentures,

                            NORTHEAST FEDERAL CORP.

the Company has issued an additional $5.0 million of 9% Debentures, which are included in the debentures outstanding at December 31, 1993. For additional information on the Company's repurchase of its adjustable rate preferred stock, and the conversion of its convertible preferred stock into common stock, see
Note 13: Stockholders' Equity.

 Convertible Subordinated Debentures

  The 8% Convertible Subordinated Debentures were due on February 15, 2011, and were convertible at any time into shares of the Company's common stock at a conversion price of $20.79 per share. The total Debentures originally issued amounted to $57.5 million, of which none were outstanding at December 31, 1993 and $560,000 were outstanding at December 31, 1992. Realized gains, net of income taxes, on the repurchase and retirement of $470,000 of 8% Debentures for the year ended March 31, 1992 are reflected as extraordinary items in the Consolidated Statement of Operations. See Note 17: Extraordinary Items.

 Other Borrowings

  Other borrowings, when outstanding, consist of Tax Advantaged Variable Rate ESOP Notes, Series 1987, which were issued by the Association's ESOP and guaranteed by Northeast Savings. Initially, the notes were subject to mandatory redemption through the operation of a sinking fund commencing on the interest payment date originally beginning September 1988 and on each September thereafter to 1997. Effective August 31, 1992, the mandatory redemption of the notes was extended an additional three years. The notes may be redeemed earlier under certain circumstances. The interest rate on the notes at December 31, 1993 and 1992 was 3.40% and 3.98%, respectively. The proceeds of this issue were used by the Association's ESOP to purchase 1,010,326 outstanding shares of the Company's common stock, adjusted for stock dividends. As of December 31, 1993 and 1992, Northeast Savings had invested in the ESOP notes at an amount equal to the principal outstanding, thus acquiring all outstanding notes. Correspondingly, the notes were not reported as other borrowings at either December 31, 1993 or 1992. Mandatory redemptions of the ESOP notes in the amounts of $1,110,000 are due each fiscal year from 1994 through 2000.

  At December 31, 1993, mortgage-backed securities having a carrying value of $13,846,000 and a market value of $13,800,000 were pledged to collateralize a Letter of Credit supporting the ESOP notes, which honors demands for payment by the Note Trustee presented in accordance with the terms of the Letter of Credit. Also, the Association had an available, but unused, line of credit in the amount of $25,000,000 at December 31, 1993.

NOTE 13: STOCKHOLDERS' EQUITY

 Regulatory Matters

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989, which was signed into law on August 9, 1989, provided for a comprehensive reorganization of the regulatory structure of the thrift industry. Northeast Savings is required to maintain certain levels of capital in accordance with FIRREA and OTS regulations. In addition, on November 7, 1991, the United States Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991, which became effective on December 19, 1991. While the primary focus of the legislation is to recapitalize the Bank Insurance Fund, FDICIA also adopted numerous mandatory measures which affect all depository institutions, including savings associations such as Northeast Savings, and which are designed to reduce the cost to the deposit funds of resolving problems presented by undercapitalized institutions.

  The OTS regulations implementing the FIRREA capital standards established three measures of capital compliance: tangible core capital, core capital, and risk-based capital. Associations which failed to meet any

                            NORTHEAST FEDERAL CORP.

of the three capital standards on December 7, 1989, were subject to certain restrictions which included growth restrictions and a limitation on capital distributions. These thrifts were also required to develop and submit to the OTS by January 8, 1990, acceptable capital restoration plans which demonstrate the strategies to be utilized to meet the capital standards. At December 7, 1989, Northeast Savings did not meet the capital standards set forth in FIRREA and the OTS regulations implementing the FIRREA capital standards. Northeast Savings filed its capital restoration plan with the OTS, as required by FIRREA, which was approved and accepted by the OTS on March 9, 1990. On March 23, 1990, the Association accepted the conditions imposed upon it by the OTS approval of its capital plan. Northeast Savings also filed an application to form a holding company, Northeast Federal Corp., which was approved by the OTS on April 16, 1990. The holding company reorganization was completed in July 1990, upon approval of the holders of voting stock of Northeast Savings. Under this reorganization Northeast Savings' capital stock was exchanged for capital stock of Northeast Federal Corp. and the capital of Northeast Federal Corp. was downstreamed to Northeast Savings in the form of common stock which qualified as regulatory capital. At such time, the Association came into compliance with all then-applicable regulatory capital requirements. The Association subsequently met all of the conditions of the capital plan and has been released from it by the OTS.

  Although Northeast Savings is in compliance with all fully phased-in regulatory capital requirements, the ability of the Company to make capital distributions is restricted by the limited cash resources of the Company and the ability of the Company to receive a dividend from the Association. The Association's payment of dividends is subject to regulatory limitations, particularly the prompt corrective action regulation which prohibits the payment of a dividend if such payment would cause the Association to become undercapitalized. In addition, the Company and the OTS entered into a Dividend Limitation Agreement as part of the holding company approval process which prohibits the payment of dividends to the holding company without prior written OTS approval if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement. The OTS Capital Distribution Regulation also restricts the amount of capital distributions that an association may make without obtaining prior OTS approval. Consequently, the Company anticipates that it will not pay any cash dividends on its Series B preferred stock or common stock for the foreseeable future. Due to the restrictions of the Dividend Limitation Agreement and the Capital Distribution Regulation combined with management's decision in 1990 to suspend cash dividend payments in order to preserve capital, management considers that essentially all of the Company's net assets are restricted from dividend payments.

  The following table reflects the regulatory capital requirements and the Association's regulatory capital.

                                  DECEMBER 31, 1993                   DECEMBER 31, 1992
                         ----------------------------------- -----------------------------------
                                            FULLY PHASED-IN                     FULLY PHASED-IN
   REGULATORY CAPITAL          ACTUAL          REGULATORY          ACTUAL          REGULATORY
      REQUIREMENT        REGULATORY CAPITAL CAPITAL REQUIRED REGULATORY CAPITAL CAPITAL REQUIRED
   ------------------    ------------------ ---------------- ------------------ ----------------
                                                 (DOLLARS IN THOUSANDS)
Tangible core capital...      $167,244          $ 58,750          $170,394          $ 58,607
  Percent...............          4.27%             1.50%             4.36%             1.50%
Core capital............      $167,795          $156,688          $171,163          $156,317
  Percent...............          4.28%             4.00%             4.38%             4.00%
Risk-based capital......      $189,330          $137,287          $191,465          $153,208
  Percent...............         11.03%             8.00%            10.00%             8.00%

                            NORTHEAST FEDERAL CORP.

 Conversion to Stock Association

  On September 22, 1983, Northeast Savings converted from a mutual to a stock association. At the time of the conversion, eligible deposit account holders were granted priority in the event of future liquidation by the establishment of a "liquidation account" equal to net worth at June 30, 1983. No dividends may be paid to stockholders if such dividends reduce stockholders' equity below the amount required for the liquidation account, which was approximately $13.0 million at December 31, 1993.

 $2.25 Cumulative Convertible Preferred Stock, Series A

  In October 1985, Northeast Savings issued 1,610,000 shares of $2.25 Cumulative Convertible Preferred Stock, Series A (the convertible preferred stock) at $25 per share, par value $.01 per share which generated net proceeds of $38,341,000. Dividends on the convertible preferred stock were payable quarterly and were cumulative from the date of issue.

  Each share of the convertible preferred stock was convertible into 1.473 shares of common stock at any time at the conversion price of $16.97. The convertible preferred stock was redeemable at any time, at the option of the Company, at $26.35 per share prior to October 1, 1990 and at prices declining annually thereafter to $25.00 per share on and after October 1, 1995. In February 1990, the Board of Directors suspended the quarterly cash dividend on the convertible preferred stock. At January 1, 1993, accumulated and unpaid quarterly dividends on the convertible preferred stock were $.56 per share or $906,000, while total dividends were $6.75 per share or $10.9 million in the aggregate.

  On May 7, 1993, at a Special Meeting of Stockholders, the Company's stockholders approved a reclassification of the convertible preferred stock into common stock at a ratio of 4.75 shares of common stock for each share of convertible preferred stock. Effective May 14, 1993, the 1,610,000 shares of convertible preferred stock were converted into 7,647,500 shares of common stock. As a result, all of the powers, privileges and special and relative rights of the convertible preferred stock were eliminated including the then accumulated and unpaid dividends, the liquidation priority, the right, at the option of the holder, to convert each share of convertible preferred stock into
1.473 shares of common stock (and retain the right to receive, when as, and if, declared and paid by the Company, the accumulated and unpaid dividends at the time of such conversion on each such share of convertible preferred stock) and the right to elect two directors to the Company's Board so long as six full quarterly dividends are in arrears.

 $8.50 Cumulative Preferred Stock, Series B.

  In connection with the Association's acquisition of assets of four Rhode Island financial institutions, and the issuance of deposit accounts in the Association to depositors in those institutions, the Company issued and sold to the Rhode Island Depositors Economic Protection Corporation, 351,700 shares of a new class of preferred stock, the $8.50 Cumulative Preferred Stock, Series B. Accordingly, the Certificate of Incorporation of the Company was amended by adding a new Certificate of Designation for the Series B preferred stock. The Certificate of Designation authorizes the issuance of a total of 540,000 shares of the Series B preferred stock.

  Under the Stock and Warrant Purchase Agreement (the Stock Purchase Agreement) entered into with DEPCO in connection with the acquisition, DEPCO has the right to transfer its interest in the Series B preferred stock to another instrumentality or agency of the State of Rhode Island and such entity would be a "Nominee" within the meaning of the Stock Purchase Agreement. On June 24, 1992, the Company was advised by DEPCO that it had transferred its interest in the Series B preferred stock to the Rhode Island State Investment Commission (RISIC). On September 28, 1993, RISIC transferred its interest in the Series B preferred stock to DEPCO.

                            NORTHEAST FEDERAL CORP.

  The Certificate of Designation for the Series B preferred stock increases the Company's Board of Directors by two and gives DEPCO or any Nominee as defined in the Stock Purchase Agreement the right to elect two directors so long as DEPCO or a Nominee holds at least 211,020 shares of the Series B preferred stock (one director if DEPCO or the Nominee holds less than that number but at least 105,510 of the Series B preferred stock). Two directors were elected by the RISIC and seated at the meeting of the directors on July 24, 1992. The same two individuals continue to serve as directors.

  So long as DEPCO or its Nominee beneficially owns the requisite number of shares such that, pursuant to the Series B preferred stock Certificate of Designation, DEPCO or such Nominee is entitled to elect one director of the Company, then, in the event of a change in control of the Company, the Company agrees to and shall, not less than forty-five days after such change in control, make an offer to redeem or repurchase all of the shares of the Series B preferred stock then outstanding at the Redemption Price plus accumulated and unpaid dividends thereon (whether or not declared) through the date fixed for such repurchase. Such repurchase obligation of the Company is limited to the extent the Company has available funds which, in general, are funds of the Company which can be obtained by a permissible dividend from the Association and which are not required for the payment of debt or senior obligations and the payment of which would not violate Delaware law or any regulatory obligation. A Change in Control shall be deemed to have occurred under the terms of the Stock Purchase Agreement in the event that any person acquires the right to vote or dispose of 25% or greater of the Company's then-outstanding common stock or such amount of securities of the Company as shall enable such person to exercise, or acquire securities and thereupon exercise rights to vote 25% or greater of the total outstanding voting rights in the Company or to elect more than 25% of the directors of the Company.

  Dividends on the Series B preferred stock payable on or prior to July 1, 1997, whether or not paid on or prior to that date shall be paid at the election of the Company in cash or in shares of Series B preferred stock. No dividends or other distribution shall be paid or declared or set aside for the common stock of the Company nor may any shares of common stock be purchased or redeemed by the Company or any subsidiary thereof unless all cumulative dividends on all outstanding shares of the Series B preferred stock have been paid in full to the holders of the shares of Series B preferred stock.

  On May 21, 1993, the Company's Board of Directors voted to declare a stock dividend payable on July 1, 1993 on the Series B preferred stock of one share of Series B Preferred stock for each $100 of the amount of dividends payable on July 1, 1993 and accumulated and unpaid as of that date, to holders of record on June 14, 1993. On July 1, 1993, the Company paid all then accumulated and payable dividends on the Series B preferred stock, an aggregate of $3.4 million, through the issuance of 34,296 shares of Series B preferred stock. On September 24, 1993, the Company's Board of Directors voted to declare a quarterly stock dividend on the Series B preferred stock payable on October 1, 1993 to holders of record on September 24, 1993. On October 1, 1993, the Company paid $820,000 of dividends payable on the Series B preferred stock through the issuance of an additional 8,203 shares of Series B preferred stock. On December 17, 1993, the Company's Board of Directors voted to declare a quarterly stock dividend on the Series B preferred stock payable on January 1, 1994 to holders of record on December 17, 1993. On January 1, 1994, the Company paid $838,000 of dividends payable on the Series B preferred stock through the issuance of an additional 8,377 shares of Series B preferred stock.

  The Company also issued to DEPCO a warrant to purchase 600,000 shares of the Company's common stock exercisable at $2.50 per share and a warrant to purchase 200,000 shares of the Company's common stock exercisable at $4.25 per share. These warrants may be exercised by DEPCO (or by any Rhode Island state agency to which DEPCO may transfer the warrants) as to all, but not less than all, of the applicable shares during the period beginning ninety days from the closing date of May 8, 1992 and ending ten years

                            NORTHEAST FEDERAL CORP.

from May 8, 1992. Common stock received by DEPCO upon the exercise of such warrants is restricted as to its sale. During each twelve month period beginning upon the exercise of the warrants and expiring on May 8, 1997, DEPCO is entitled to sell 120,000 shares of common stock acquired from the exercise of the warrants.

 Adjustable Rate Cumulative Preferred Stock, Series A

  In March 1987, Northeast Savings issued 1,202,916 shares of Adjustable Rate Cumulative Preferred Stock, Series A, at a stated value of $50 per share, par value $.01 per share, to the FSLIC in exchange for the FSLIC's cancellation of a $50,000,000 income capital certificate and a portion of the related accumulated income payments, the sum of which totaled $60,145,000. When the FSLIC was terminated, the adjustable rate preferred stock was transferred to the FSLIC Resolution Fund which is administered by the FDIC. Dividends on the adjustable rate preferred stock were cumulative and payable quarterly based on the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Thirty Year Constant Maturity Rate. The dividend rate at March 31, 1992 was 7.75%. In February 1990, the Board of Directors suspended the quarterly cash dividend on the adjustable rate preferred stock. Thus, the quarterly dividend of $1.2 million or $.97 per share which normally would have been payable April 1, 1992, was not declared by the Board of Directors of the Company and was in arrears at March 31, 1992. At March 31, 1992, total accumulated dividends on the adjustable rate preferred stock were $9.32 per share or $11.2 million. On May 8, 1992, also in conjunction with the aforementioned acquisition of assets of the Rhode Island financial institutions, the Company repurchased the adjustable rate preferred stock plus accumulated dividends from the FSLIC Resolution Fund for $28.0 million in cash and $7.0 million in 9% Sinking Fund Uncertificated Debentures, due 2012 for a total fair value of $32.5 million. The 9% Debentures issued to the FRF had a market value of $4.5 million based on the value attributable to those debentures by the FRF, as determined by its investment banker.

 Unallocated Employee Stock Ownership Plan Shares

  In connection with the funding of the ESOP, stockholders' equity has been reduced net of tax to reflect the guarantee of Northeast Savings. See Note 12:
Federal Home Loan Bank Advances and Other Borrowings.

NOTE 14: EMPLOYEE BENEFIT PLANS

 Retirement Plan

  The Retirement Plan for Employees of Northeast Savings, F.A. and Subsidiaries (the Plan) is a defined benefit plan which covers substantially all employees of Northeast Savings. Employees are vested in the Plan after seven years of service and benefits are based on a percentage of each year's compensation. Plan assets are under the control of a trustee and invested in pooled funds.

  Net pension expense consisted of the following:

                                  FOR THE           FOR THE         FOR THE
                                YEAR ENDED     NINE MONTHS ENDED   YEAR ENDED
                             DECEMBER 31, 1993 DECEMBER 31, 1992 MARCH 31, 1992
                             ----------------- ----------------- --------------
                                               (IN THOUSANDS)
Service cost (benefits
 earned during the period)..       $ 431             $ 235           $ 312
Interest cost on projected
 benefit obligation.........         380               249             290
Actual return on Plan as-
 sets.......................        (297)             (345)           (336)
Net amortization and defer-
 rals.......................         (80)               88              21
                                   -----             -----           -----
                                   $ 434             $ 227           $ 287
                                   =====             =====           =====

                            NORTHEAST FEDERAL CORP.

  According to the Association's actuary, the following table sets forth the Plan's funded status at the dates indicated.

                                                      DECEMBER 31, DECEMBER 31,
                                                          1993         1992
                                                      ------------ ------------
                                                           (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefits.................................    $4,680       $4,089
     Nonvested benefits..............................       287          236
                                                         ------       ------
   Accumulated benefit obligation....................     4,967        4,325
   Effect of future compensation increases...........        94           58
                                                         ------       ------
   Projected benefit obligation......................     5,061        4,383
   Plan assets at fair value.........................     5,215        4,341
                                                         ------       ------
   Projected benefit obligation in excess of (less
    than) Plan assets................................      (154)          42
   Unrecognized net transition asset.................       214          230
   Unrecognized prior service cost...................      (130)          --
   Unrecognized net loss.............................      (592)        (296)
                                                         ------       ------
       Unfunded accrued (prepaid) pension costs......    $ (662)      $  (24)
                                                         ======       ======

  Assumptions used in actuarial computations were:

                                                                     1993  1992
                                                                     ----  ----
   Discount rate.................................................... 7.00% 7.75%
   Rate of increase in future compensation levels................... 5.00  6.00
   Expected long-term rate of return on assets...................... 7.50  8.25

 401(k) Thrift and Profit Sharing Plan

  Northeast Savings maintains a 401(k) thrift and profit sharing plan to encourage systematic savings by employees. Substantially all employees are eligible and can contribute up to 6% of their base salary, on a tax-deferred basis, 50% of which is matched by Northeast Savings. Employees are vested in this plan after five years of service. Thrift plan expense amounted to $524,000, $318,000 and $396,000 for the year ended December 31, 1993, the nine months ended December 31, 1992, and the year ended March 31, 1992, respectively.

 Employee Stock Ownership Plan

  Northeast Savings also maintains an employee stock ownership plan to provide the opportunity for substantially all employees of Northeast Savings to also become stockholders. The ESOP was funded through the issuance of Tax Advantaged Variable Rate ESOP Notes, Series 1987. The proceeds of the notes were used to purchase outstanding shares of Northeast Savings' common stock and the notes are guaranteed by Northeast Savings. When Northeast Savings was reorganized into the holding company, Northeast Federal Corp., the common stock of the Association was exchanged for the common stock of the holding company. The ESOP requires Northeast Savings to contribute the amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the notes. For the year ended December 31, 1993 and the nine months ended December 31, 1992, respectively, Northeast Savings' contribution to the ESOP amounted to $1,512,000 and $383,000, of which $267,000 and $260,000 was interest expense on the ESOP notes. For the year ended March 31, 1992, the contribution totaled $2,108,000 of which $561,000 was interest expense. Further information regarding these notes may be found in Note 12: Federal Home Loan Bank Advances and Other Borrowings.

                            NORTHEAST FEDERAL CORP.

 Stock Option Plans

  The stock option plans provide for the granting of options to Directors, officers, and other key employees to purchase common stock of Northeast Federal Corp. at a price not less than the fair market value of the Company's stock on the date of grant. The stock option plans provide for the option and sale in the aggregate of 2,250,000 shares of the Company's common stock. The maximum option term is 10 years. At December 31, 1993 and 1992, respectively, there were 571,613 and 352,676 shares which were fully vested and exercisable.

  Changes in the status of stock options are summarized as follows:

                                                                 FOR THE
                                         FOR THE               NINE MONTHS
                                        YEAR ENDED                ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                           1993                    1992
                                  ----------------------- ----------------------
                                               WEIGHTED               WEIGHTED
                                   NUMBER      AVERAGE     NUMBER     AVERAGE
                                  OF SHARES  OPTION PRICE OF SHARES OPTION PRICE
                                  ---------  ------------ --------- ------------
Balance, beginning of period.....   453,317     $ 1.91     447,717     $ 1.84
  Issued......................... 1,006,676       4.86      15,000       3.83
  Exercised......................   (81,701)     (1.80)     (9,400)     (1.73)
  Canceled.......................    (6,000)      1.69          --         --
                                  ---------                -------
Balance, end of period........... 1,372,292     $ 4.08     453,317     $ 1.91
                                  =========                =======

 Deferred Compensation Plan

  The Deferred Compensation Plan allows key executives to defer receipt of compensation otherwise currently payable to them by the Association or any subsidiary of the Association for a period of two to ten years. The Association will match 60% of the first 5% an executive elects to defer. The deferred funds will be invested during the deferral period in either a Guaranteed Rate Investment Account or in common stock of Northeast Federal Corp. at a price not less than the monthly average fair market value of the Company's stock for the last ten days of each month.

 Directors' Deferred Fee Plan

  The Deferred Fee Plan provides the members of the Board of Directors of the Association the opportunity to defer receipt of fees otherwise currently payable to them by the Association for a period up to ten years. The deferred fees will be invested during the deferral period in either the Guaranteed Rate Investment Account or in common stock of Northeast Federal Corp. at a price not less than the monthly average fair market value of the Company's stock.

  The Deferred Compensation Plan and the Deferred Fee Plan provide for a total of 250,000 shares of company stock to be purchased.

NOTE 15: INCOME TAXES

  As discussed in Note 1, the Company adopted SFAS 109 as of April 1, 1991. SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes. In accordance with this implementation, the Company recorded an additional $1.0 million in income as the cumulative effect of a change in accounting principle for the year ended March 31, 1992. In addition, a valuation allowance of $3.7 million was established which reduced the deferred tax assets as of April 1, 1991. Due to the Company's utilization of all net operating loss

                            NORTHEAST FEDERAL CORP.

carryforwards, the valuation reserve, which was related to those carryforwards, was eliminated as of December 31, 1992. Also in accordance with the implementation of SFAS 109, the Company applied $20.9 million at April 1, 1991 and another $1.0 million at December 31, 1992 to reduce the balance of its supervisory goodwill. The cumulative effect of this change is reported separately in the March 31, 1992 Consolidated Statement of Income and prior years' financial statements have not been restated.

  In accordance with SFAS 109, deferred income tax assets and liabilities at December 31, 1993 and 1992 reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws.

  A reconciliation of the statutory income tax rate to the consolidated effective income tax rate as well as a reconciliation of the recorded income tax expense (benefit) and the amount of income tax expense (benefit) computed by applying the statutory federal corporate tax rate to income (loss) before income taxes and extraordinary items follow:

                               FOR THE              FOR THE            FOR THE
                             YEAR ENDED        NINE MONTHS ENDED      YEAR ENDED
                          DECEMBER 31, 1993    DECEMBER 31, 1992    MARCH 31, 1992
                          -------------------  -------------------  ----------------
                                        (DOLLARS IN THOUSANDS)
Federal income tax
 expense (benefit) at
 statutory rate.........  $  (8,953)  (34.00)% $ (21,870)  (34.00)% $ 3,198   34.00%
Increase (decrease) re-
 sulting from:
  Supervisory goodwill..         --       --      19,994    31.08     1,350   14.35
  State taxes, net of
   federal tax benefit..     (3,290)  (12.49)       (461)    (.72)    1,039   11.05
  Other permanent items,
   net..................         50      .19           9      .01      (659)  (7.05)
  Elimination of valua-
   tion allowance.......         --       --      (2,752)   (4.27)       --      --
  Tax exempt interest
   income...............         --       --          (9)    (.01)      (13)   (.10)
                          ---------  -------   ---------  -------   -------  ------
Income tax expense
 (benefit) per financial
 statements.............  $ (12,193)  (46.30)% $  (5,089)   (7.91)% $ 4,915   52.25%
                          =========  =======   =========  =======   =======  ======

  The components of the income tax expense (benefit) are as follows:

                                   FOR THE           FOR THE         FOR THE
                                 YEAR ENDED     NINE MONTHS ENDED   YEAR ENDED
                              DECEMBER 31, 1993 DECEMBER 31, 1992 MARCH 31, 1992
                              ----------------- ----------------- --------------
                                                (IN THOUSANDS)
Current provision:
  State.....................      $    184           $ 2,454          $  466
  Net change in valuation
   allowances...............         4,000            (2,752)             --
Net change in temporary dif-
 ferences...................       (16,377)           (4,791)          4,449
                                  --------           -------          ------
    Total income tax expense
     (benefit)..............      $(12,193)          $(5,089)         $4,915
                                  ========           =======          ======

                            NORTHEAST FEDERAL CORP.

  The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                             DECEMBER 31, 1993 DECEMBER 31, 1992
                                             ----------------- -----------------
                                              ASSET  LIABILITY  ASSET  LIABILITY
                                             ------- --------- ------- ---------
                                                       (IN THOUSANDS)
Allowance for loan losses................... $36,075  $   --   $20,649  $   --
Reserve for uncollected interest............   2,305      --     4,111      --
Purchase accounting discount................   1,339      --     1,984      --
Deferred service fee........................      --   1,522        --   1,844
Other.......................................   2,006   1,670     2,578   1,056
                                             -------  ------   -------  ------
  Total deferred income taxes............... $41,725  $3,192   $29,322  $2,900
                                             =======  ======   =======  ======

  In addition, as of December 31, 1993, a valuation allowance of $4.0 million was established which reduced the deferred tax assets, since it is more likely than not that a portion of these assets will not be realized. Also, the Company has recorded deferred tax assets at December 31, 1993 related to alternative minimum tax credit carryforwards and the ESOP guarantee of $3.3 million and $3.1 million, respectively.

  For federal tax return purposes, Northeast Federal Corp. files a consolidated tax return with its subsidiaries on a calendar year-end basis. Northeast Savings, a subsidiary of Northeast Federal Corp., has been audited by the Internal Revenue Service with respect to tax returns through 1979.

  Under the Internal Revenue Code (the Code), Northeast Savings is allowed a special bad debt deduction based on a percentage of taxable income (8%) before such deduction, or based on specified experience formulas. Through 1979, Northeast Savings consistently computed its annual addition to the tax bad debt reserve using the percentage of taxable income method. Subsequent to 1979, such annual addition has been computed under an experience formula because of operating losses incurred for federal income tax purposes.

  At December 31, 1993, Northeast Savings' base year tax bad debt reserve totaled approximately $2.0 million for which a deferred tax liability is not required to be recognized under SFAS 109. If in the future, earnings allocated to this bad debt reserve and deducted for federal income tax purposes are used for payment of cash dividends or other distributions to stockholders, including distributions in redemption or in dissolution or liquidation, an amount up to approximately 1 3/4 times the amount actually distributed to the stockholders will be includable in Northeast Federal Corp.'s taxable income and be subject to tax.

  Earnings and profits include taxable income net of federal income taxes and adjustments for items of income which are not taxable and expenses which are not deductible. For the tax year ended December 31, 1993, Northeast Federal Corp. and subsidiaries had current earnings and profits. Any dividends paid with respect to Northeast Savings, F.A.'s stock in excess of current or accumulated earnings and profits at year-end for federal tax purposes or any other stockholder distribution will be treated as paid out of the tax bad debt reserves and will increase taxable income as noted in the preceding paragraph.

                            NORTHEAST FEDERAL CORP.

NOTE 16: GAIN (LOSS) ON SALE OF INTEREST-EARNING ASSETS, NET

  Gains (losses) are summarized in the following table. For the year ended December 31, 1993 and the nine months ended December 31, 1992, virtually all sales of investments and mortgage-backed securities were either from the available-for-sale portfolios or were due to credit concerns.

                                   FOR THE           FOR THE         FOR THE
                                 YEAR ENDED     NINE MONTHS ENDED   YEAR ENDED
                              DECEMBER 31, 1993 DECEMBER 31, 1992 MARCH 31, 1992
                              ----------------- ----------------- --------------
                                                (IN THOUSANDS)
   Net gain (loss) on sales
    of:
     Investment securities..       $3,579            $1,942          $(2,757)
     Mortgage-backed securi-
      ties..................        2,046             2,158            4,748
     Loans..................        1,939             1,870            2,532
                                   ------            ------          -------
       Total................       $7,564            $5,970          $ 4,523
                                   ======            ======          =======

NOTE 17: EXTRAORDINARY ITEMS

  A summary of extraordinary items follows:

                                                                   FOR THE
                                                                  YEAR ENDED
                                                                MARCH 31, 1992
                                                                --------------
                                                                (IN THOUSANDS)
     Gain (loss) from early extinguishment of debt, net of in-
      come taxes:
       8% Convertible Subordinated Debentures.................       $95
                                                                     ---
                                                                     $95
                                                                     ===

  Extraordinary items presented above are net of applicable taxes of $109,000 for the year ended March 31, 1992. All federal income taxes were offset by the utilization of existing operating loss carryforwards.

NOTE 18: SUPPLEMENTARY EARNINGS PER SHARE

  As required by Accounting Principles Board Opinion No. 15, "Earnings Per Share," supplementary earnings per share information is presented as if the conversion of the Company's $2.25 Convertible Cumulative Preferred Stock, Series A, into common stock, which occurred on May 14, 1993, had taken place at the beginning of the period.

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1993         1992
                                                      -----------  -----------
                                                       (DOLLARS IN THOUSANDS
                                                       EXCEPT SHARE AMOUNTS)
   Net loss.......................................... $   (14,139) $   (59,037)
   Preferred stock dividend requirements.............      (3,153)      (3,100)
                                                      -----------  -----------
   Net loss applicable to common stockholders........ $   (17,292) $   (62,137)
                                                      ===========  ===========
   Average shares outstanding........................  13,464,163   13,371,372
   Net loss per common share......................... $     (1.28) $     (4.65)
                                                      ===========  ===========

                            NORTHEAST FEDERAL CORP.

  The following table shows the computation of the weighted average shares used in the calculation of supplementary earnings per share:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1993        1992
                                                       ----------- -----------
   Actual weighted average shares outstanding
    excluding conversion shares.......................   5,816,663   5,723,872
   Conversion shares (assumed converted at the
    beginning of the period)..........................   7,647,500   7,647,500
                                                       ----------- -----------
                                                        13,464,163  13,371,372
                                                       =========== ===========

NOTE 19: COMMITMENTS AND CONTINGENCIES

  Outstanding commitments to originate adjustable rate and fixed rate mortgage loans amounted to $15,429,000 and $33,649,000, respectively, at December 31, 1993. With respect to residential mortgage loans, commitments generally expire within 10 to 180 days, depending upon the type and purpose of the loan. Also at December 31, 1993, commitments of $3,497,000 were outstanding on existing single-family residential construction loans. In addition, at December 31, 1993, the Association had outstanding commitments of $10,125,000 on consumer loans, which consisted primarily of available lines of credit. At December 31, 1993, the Association had entered into firm commitments to sell $44,510,000 of mortgage loans from the available-for-sale portfolio. Finally, at December 31, 1993, the Association had entered into firm commitments to purchase $76,689,000 of mortgage-backed securities.

  On December 6, 1989, the Association filed a complaint in the United States District Court for the District of Columbia against the FDIC and the OTS, as successor regulatory agencies to the FSLIC and the Federal Home Loan Bank Board. It was the position of the Association in the litigation that the denial by the OTS and the FDIC of core capital treatment to the adjustable rate preferred stock and the elimination from capital, subject to limited inclusion during a phase-out period, of supervisory goodwill, constitutes a breach of contract, as well as a taking of the Association's property without just compensation or due process of law in violation of the Fifth Amendment to the United States Constitution. The Association sought a determination by the Court to this effect and the Association further sought to enjoin the defendants and their officers, agents, employees and attorneys and those persons in active concert or participation with them from enforcing the provisions of FIRREA and the OTS regulations or from taking other actions that are inconsistent with their contractual obligations to Northeast Savings. The suit sought an injunction requiring the OTS and FDIC to abide by their contractual agreements to recognize as regulatory capital the supervisory goodwill booked by Northeast Savings as a result of its 1982 acquisition from the FSLIC of three insolvent thrifts. On July 16, 1991, the district court ruled that it lacked jurisdiction over the action but that Northeast could bring a damages action against the government in the United States Claims Court.

  On July 8, 1992, the Association moved to voluntarily dismiss its appeal of the July 16, 1991 district court decision dismissing its action seeking injunctive relief. This motion was made with a view toward refiling the Association's lawsuit against the government in the United States Claims Court, so as to seek damages against the United States rather than injunctive relief against the OTS and FDIC. This motion was made for two reasons. First, by virtue of the Association's improved financial and regulatory capital condition, including its compliance with all fully phased-in capital requirements, and its tangible capital position exceeding four percent, the Association determined that it was no longer in need of injunctive relief. Rather, the Association determined that it was now in its best interest to pursue a damages claim against the United States in the Claims Court. Second, the Association sought to dismiss its appeal and refile in the Claims Court because of the adverse decision of the Court of Appeals for the D.C. Circuit in another "supervisory goodwill"

                            NORTHEAST FEDERAL CORP.

case, TransOhio Savings Bank, et al. v. Director, OTS, et al. 967 F.2d 598 (June 12, 1992). Neither the OTS nor the FDIC opposed the Association's motion. The D.C. Circuit granted the Association's motion to voluntarily dismiss its appeal on July 9, 1992. On August 12, 1992, Northeast Savings refiled its action in the United States Claims Court, Northeast Savings, F.A. v. United States, No. 92-550c. Note that, effective October 29, 1992, the United States Claims Court was renamed the United States Court of Federal Claims. Northeast Savings' complaint seeks monetary relief against the United States on theories of breach of contract, taking of property without just compensation, and deprivation of property without due process of law. The United States has not yet filed an answer to the Complaint. On May 25, 1993, a three-judge panel of the Federal Circuit Court of Appeals ruled against the plaintiffs in three other consolidated "supervisory goodwill" cases, holding that the thrift institutions had not obtained an "unmistakable" promise from the government that it would not change the law in such a manner as to abrogate its contractual obligations and that the plaintiffs therefore bore the risk of such a change in the law. Winstar Corp. v. United States, No. 92-5164. On August 18, 1993, however, the full Federal Circuit, acting in response to a Petition for Rehearing with Suggestion for Rehearing In Banc filed by two of the three plaintiffs in these cases, vacated the May 25 panel decision, ordered the panel opinion withdrawn, and ordered that the case be reheard by the full Court. Oral argument in the Winstar case was held on February 10, 1994. On June 3, 1993, the Court of Federal Claims entered an order staying proceedings in Northeast Savings' case pending further action by the Federal Circuit in the Winstar case or any action taken by the Supreme Court on any petition for a writ of certiorari in that case.

  The Association is also involved in litigation arising in the normal course of business. Although the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, the Association does not anticipate that any of these matters will result in the payment by the Association of damages that, in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Company.

NOTE 20: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

  In the normal course of business, Northeast Savings is a party to various financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit to meet the financing needs of customers, as well as interest rate swaps entered into as a means of reducing the Association's exposure to changes in interest rates.

  To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The following table shows the contract or notional amount of these instruments held by the Association.

                                                                DECEMBER 31,
                                                              ----------------
                                                                1993    1992
                                                              -------- -------
                                                               (IN THOUSANDS)
   Financial instruments whose contract amounts represent
    credit risk:
     Commitments to extend credit:
       Single-family residential real estate loans........... $ 49,078 $75,506
       Consumer loans........................................   10,125  11,517
       Income property loans.................................    3,497     863
     Loans serviced for others with recourse.................   69,124   6,371
                                                              -------- -------
         Total commitments to extend credit.................. $131,824 $94,257
                                                              -------- -------
   Financial instruments whose notional or contract amounts
    exceed the amount of credit risk:
     Interest rate swap agreements........................... $ 15,739 $46,080
                                                              ======== =======

                            NORTHEAST FEDERAL CORP.

  Commitments to extend credit are agreements to lend to a customer and are entered into in accordance with written, nondiscriminatory, underwriting guidelines established by the Board of Directors. Prior to extending credit, the Association appraises any property which will collateralize the loan and determines the borrower's ability to repay through review of detailed loan applications and credit reports. These commitments have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements since some commitments may expire without being drawn upon.

  The increase in loans serviced with recourse resulted from management's decision in 1993 to eliminate pool insurance on these loans. In reviewing the delinquency history of the loans, management determined that it was more costly to maintain insurance than to assume the credit risk directly. The loans are well-seasoned and generally have a loan-to-value ratio of 65% or less. At December 31, 1993, $2.1 million were contractually delinquent. Of that amount, $540,000 were delinquent for over 90 days. The risk of these loans is evaluated in conjunction with the evaluation of the adequacy of the allowance for loan losses.

  At December 31, 1993, the Association's interest rate swap agreements on a market value basis were in a net loss position of $231,000. Interest rate swaps involve the exchange of rates on interest payment obligations without the exchange of the underlying principal amounts. The primary risk associated with interest rate swaps is not credit risk but risk associated with movements in interest rates. While notional principal amounts express the volume of the interest rate swaps, the amounts potentially subject to credit risk are much smaller.

  At December 31, 1993 and 1992, outstanding interest rate swaps totaled $15,739,000 and $46,080,000, respectively. During the year ended March 31, 1992, the Association voluntarily terminated $275,000,000 of interest rate swap agreements. Interest payments related to interest rate swaps and caps are charged or credited to interest expense on other borrowings. Accrued interest receivable on swaps outstanding at December 31, 1993 and 1992, respectively, was $70,000 and $264,000.

  The Association grants residential loans to customers primarily in the Northeast. In 1992, the Association also began originating loans through its recently-opened office in Colorado. In early 1994, the Association closed its loan origination office in California. Although the Association has a diversified portfolio, the ability of its borrowers to repay their loans is substantially dependent upon the general economic conditions of the region.

NOTE 21: DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such techniques and assumptions, as they apply to individual categories of the Company's financial instruments, are as follows:

  . Cash and short-term investments: The carrying amounts for cash and short-term investments is a reasonable estimate of those assets' fair value.

  . Investment securities, including mortgage-backed securities: Fair values for these securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

                            NORTHEAST FEDERAL CORP.

  . Loans receivable: For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on the market prices for securities collateralized by similar loans. For certain homogeneous categories of loans, such as some residential fixed rate mortgages, fair value is estimated using the quoted market price for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For the income property loan portfolio, due to its immateriality, i.e. approximately 2.0% of total assets, management concluded that it was not practicable to estimate its fair value and, accordingly, has valued it at its carrying amount.

  . Rhode Island covered assets: Since, relative to these assets, the Association is protected against credit losses, their carrying value is a reasonable estimate of their fair value.

  . Accrued interest receivable: The carrying amount of accrued interest approximates its fair value.

  . Deposit liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date, that is, the carrying value. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. SFAS 107 defines the fair value of demand deposits as the amount payable on demand, and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is estimated to be between zero and 4.0% of total demand deposits at December 31, 1993 and is neither considered in the following fair value amounts nor recorded as an intangible asset in the balance sheet.

  . Federal Home Loan Bank advances: The fair value of these liabilities is estimated using the rates currently offered for liabilities of similar remaining maturities or, when available, quoted market prices.

  . Securities sold under agreements to repurchase: Securities sold under agreements to repurchase generally have an original term to maturity of less than thirty days and thus are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

  . Long-term borrowings: The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  . Interest rate swap agreements: The fair value of the interest rate swaps is the estimated amount that would be received or paid to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

  . Commitments to extend credit consist primarily of commitments to originate adjustable rate mortgage loans and generally expire within 10 to 180 days, depending upon the type and purpose of the loan. Due to the current nature of the commitments, management concluded that the contractual amount of the commitments is a reasonable estimate of their fair value.

                            NORTHEAST FEDERAL CORP.

  The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value. The Company's non-financial assets and liabilities are presented in both columns at their carrying amount.

                             DECEMBER 31, 1993            DECEMBER 31, 1992
                         ---------------------------  ---------------------------
                         CARRYING AMOUNT  FAIR VALUE  CARRYING AMOUNT  FAIR VALUE
                         ---------------  ----------  ---------------  ----------
                                            (IN THOUSANDS)
Financial assets:
  Cash and due from
   banks................   $   51,705     $   51,705    $   57,158     $   57,158
  Interest-bearing
   deposits.............           --             --           615            615
  Federal funds sold....       23,510         23,510        32,815         32,815
  Securities purchased
   under agreements to
   resell...............       60,000         60,000            --             --
  Investment securities,
   net..................       42,612         42,525       111,791        116,341
  Investment securities,
   available-for-sale,
   net..................      162,854        162,854       129,899        131,127
  Mortgage-backed
   securities, net......    1,330,886      1,336,970       829,772        837,681
  Mortgage-backed
   securities,
   available-for-sale,
   net..................       12,886         12,886        55,474         57,684
  Loans, net............    1,876,181      1,908,259     2,278,873      2,351,023
  Loans available-for-
   sale, net............       46,076         46,119        32,237         32,844
  Rhode Island covered
   assets...............      105,625        105,625       151,828        151,828
  Interest and dividends
   receivable...........       17,470(1)      17,540        21,078(1)      21,342
Non-financial assets:
  Real estate and other
   assets acquired in
   settlement of loans..       74,962         74,962        99,376         99,376
  Premises and
   equipment, net.......       32,368         32,368        34,201         34,201
  Prepaid expenses and
   other assets.........       82,822         81,344        74,723         74,414
                           ----------     ----------    ----------     ----------
    Total assets........   $3,919,957     $3,956,667    $3,909,840     $3,998,449
                           ==========     ==========    ==========     ==========
Financial liabilities:
  Retail deposits.......   $2,952,082     $2,985,050    $3,205,654     $3,222,030
  Brokered deposits.....       25,135         25,414        25,135         26,015
  Federal Home Loan Bank
   advances.............      373,000        374,340       140,000        140,141
  Securities sold under
   agreements to
   repurchase...........      294,809        294,809       291,014        291,014
  Uncertificated
   debentures...........       38,442         29,942        34,990         25,414
  Convertible
   subordinated
   debentures...........           --             --           560            378
Non-financial
 liabilities:
  Advance payments by
   borrowers for taxes
   and insurance........       28,337         28,337        21,734         21,734
  Other liabilities.....       75,709         75,709        53,444         53,444
                           ----------     ----------    ----------     ----------
    Total liabilities...   $3,787,514     $3,813,601    $3,772,531     $3,780,170
                           ==========     ==========    ==========     ==========
Unrecognized financial
 instruments:
  Interest rate swaps
   (notional amount of
   $46.1 million):
    In a net receivable
     position...........   $       70     $     (231)   $      264     $     (215)
  Commitments to extend
   credit...............       62,400         62,400        87,886         87,886
  Loan servicing
   rights(2)............           --          4,980            --              *
                           ----------     ----------    ----------     ----------
    Total unrecognized
     financial
     instruments........   $   62,470     $   67,149    $   88,150     $   87,671
                           ==========     ==========    ==========     ==========

- --------
(1) Excludes $70,000 and $264,000 at December 31, 1993 and 1992, respectively, of accrued interest receivable on interest rate swaps.
(2) Represents the fair value of uncapitalized servicing rights on loans serviced for others by Northeast Savings.
*  Fair value at December 31, 1992 is not available.

                            NORTHEAST FEDERAL CORP.

  As discussed earlier, the fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used. Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented in the above fair value table do not necessarily represent the underlying value of the Company.

NOTE 22: RECONCILIATION OF REGULATORY REPORTS TO ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

  The following is a reconciliation of stockholders' equity and net income
(loss) from regulatory reports furnished to the OTS to the accompanying consolidated financial statements:

                          STOCKHOLDERS' EQUITY                 NET LOSS
                          ----------------------  -----------------------------------
                              DECEMBER 31,             FOR THE        FOR THE NINE
                          ----------------------     YEAR ENDED       MONTHS ENDED
                             1993        1992     DECEMBER 31, 1993 DECEMBER 31, 1992
                          ----------  ----------  ----------------- -----------------
                                               (IN THOUSANDS)
Balance reported to the
 OTS for Northeast
 Savings................  $  169,670  $  171,539      $(11,980)         $(57,858)
Holding company net
 loss...................     (14,139)    (59,234)      (14,139)          (59,234)
Equity in undistributed
 income of Northeast
 Savings................      11,980      57,858        11,980            57,858
Additional investment in
 Northeast Savings......     (34,800)    (34,800)           --                --
Retirement of adjustable
 rate preferred stock...          --     (33,550)           --                --
Issuance of Series B
 preferred stock........          --      35,170            --                --
Preferred stock
 conversion costs.......      (1,402)         --            --                --
Holding company paid-in
 capital and retained
 earnings...............         834         574            --                --
Exercised stock options.         147          16            --                --
401K shares issued......         223          --            --                --
                          ----------  ----------      --------          --------
Balance per accompanying
 consolidated financial
 statements.............  $  132,513  $  137,573      $(14,139)         $(59,234)
                          ==========  ==========      ========          ========

NOTE 23: ACQUISITIONS

  During fiscal 1982 and fiscal 1983, Northeast Savings acquired three savings and loan associations in FSLIC-assisted supervisory mergers accounted for using the purchase method of accounting. Supervisory goodwill, the excess of cost over net assets acquired, related to these acquisitions totaled $290,019,000.

  In 1988, a portion of the supervisory goodwill related to 17 branch banking offices which were sold was eliminated and all goodwill related to Northeast Savings' 1987 non-supervisory acquisitions was eliminated in 1989 as a result of sales. In fiscal 1990, as a result of an analysis of the value of its remaining supervisory goodwill, Northeast Savings reduced supervisory goodwill by $109.4 million. This reduction was precipitated by several factors that had diminished the value of the Association's Connecticut and Massachusetts franchises. The primary factor was the impact of OTS regulations promulgated pursuant to FIRREA which require the deduction of a substantial portion of goodwill in calculating regulatory capital. Other factors included the passage of the Connecticut Interstate Banking Law which was enacted March 14, 1990 and which greatly increased the opportunities for out-of-state banks to enter the state. Accordingly, Northeast Savings hired Kaplan, Smith & Associates, then a subsidiary of The First Boston Corporation, to perform an independent valuation of the Association's franchise rights in Connecticut and Massachusetts. This study was completed in May 1990 and supported the value of Northeast Savings' remaining goodwill at March 31, 1990.

                            NORTHEAST FEDERAL CORP.

The reduction in supervisory goodwill had no effect on Northeast Savings' regulatory capital or the treatment of the goodwill for regulatory accounting purposes.

  A further analysis of the value of the Company's remaining supervisory goodwill completed in September 1992, resulted in an additional $56.6 million reduction of supervisory goodwill. This reduction was also brought about by factors which had diminished the value of the Association's Connecticut and Massachusetts franchises. The principal factor was the adverse effect on the value of the Association's Connecticut and Massachusetts franchise rights of OTS regulations promulgated pursuant to FIRREA and the FDICIA as well as other positions taken by the OTS regarding regulatory capital requirements. For example, the prompt corrective action regulation issued by the federal banking agencies on September 29, 1992 finalized the 4% core capital requirement for institutions that are not rated MACRO 1, which thereby reduced prospective earnings which the Association could expect to realize from its Connecticut and Massachusetts franchise rights. Moreover, the OTS has verbally informed Northeast Savings that, inasmuch as Northeast Savings had recently achieved compliance with its fully phased-in capital standards, under OTS Regulatory Bulletin 3a-1, "Policy Statement on Growth for Savings Associations" (RB 3a-1), Northeast Savings may not grow its assets if such growth would cause it to fall below its fully phased-in capital requirements, even if the Company continued to exceed the applicable minimum capital standards previously established for the duration of the FIRREA phase-in period. This OTS position regarding the effect of RB 3a-1 further decreased the prospective earnings that Northeast had expected to realize from its Connecticut and Massachusetts franchise rights. Another significant factor included the implementation of the final rule issued by the OTS which permits federal savings associations to branch interstate to the full extent permitted by federal statute and which greatly increased opportunities for out-of-state institutions to enter these states. Thus, the Company again hired Kaplan Associates, Inc. to perform an independent valuation of the Association's franchise rights in Connecticut and Massachusetts. This study was completed during the quarter ended September 30, 1992 and supported the value of the Company's remaining supervisory goodwill at September 30, 1992. The reduction in supervisory goodwill had no effect on Northeast Savings' fully phased-in regulatory tangible, core, or risk-based capital.

  The following summarizes transactions relating to the supervisory goodwill.

                                            FOR THE NINE MONTHS  FOR THE YEAR
                                            ENDED DECEMBER 31,  ENDED MARCH 31,
                                                   1992              1992
                                            ------------------- ---------------
                                                      (IN THOUSANDS)
Balance, beginning of period...............       $59,553           $84,420
  Amortization.............................        (2,002)           (3,971)
  Reduction for acquired net operating loss
   carryforward............................          (983)          (20,896)
  Valuation adjustment.....................       (56,568)               --
                                                  -------           -------
Balance, end of period.....................       $    --           $59,553
                                                  =======           =======

  During the year ended March 31, 1992, the Association acquired a total of $404.6 million in deposits from the RTC. All of the acquired deposits were in institutions which had been placed into receivership by the RTC.

 Financial of Hartford

  On June 19, 1991, Northeast Savings assumed the deposits of Financial of Hartford, F.S.B. from the RTC. Northeast Savings assumed $10.5 million in deposits and accrued interest and received $7.9 million in cash, $2.6 million in securities, and $70,000 in passbook secured loans. Northeast Savings closed the branch and now services the deposits through the eight branches in the Hartford area.

                            NORTHEAST FEDERAL CORP.

 ComFed Savings Bank

  On September 13, 1991, Northeast Savings assumed the insured deposits of eight branches of ComFed Savings Bank, F.A. from the RTC. Northeast Savings assumed $210.9 million in deposits and accrued interest, at a premium of $406,000, and received $209 million in cash and $567,000 in passbook secured loans. The branches acquired were located in the Springfield, Massachusetts area and in Pittsfield, Massachusetts. Northeast Savings closed four of the branches, keeping two open in Springfield and two open in Pittsfield.

 FarWest Savings and Loan

  On March 20, 1992, Northeast Savings assumed the insured deposits of four branches of FarWest Savings and Loan Association, F.A. from the RTC. Northeast Savings assumed $183.2 million in deposits and accrued interest, at a premium of $610,000, and received $182 million in cash and $176,000 in passbook secured loans. The four branches are in the San Diego, California area. Northeast Savings now operates the four branches as full service banking offices.

 Rhode Island Acquisition

  On May 8, 1992, the Association acquired $315.0 million in assets of four Rhode Island financial institutions which were in receivership proceedings under the jurisdiction of the Superior Court of Providence County, Rhode Island. The following transactions were completed in conjunction with the acquisition of the assets of the Rhode Island institutions.

  . The Association issued $315.0 million of insured deposit accounts in the Association to depositors in the Rhode Island institutions.

  . The Company issued and sold to the Rhode Island Depositors Economic
    Protection Corporation approximately $35.2 million of a new class of preferred stock, the $8.50 Cumulative Preferred Stock, Series B as well as warrants to purchase 600,000 shares of common stock of the Company at $2.50 per share and 200,000 shares of common stock of the Company at $4.25 per share. The Company contributed the net proceeds from this issuance to the Association. The Company has the right to pay the first five years of dividends on the new preferred stock by the issuance of additional new preferred stock (a payment in kind).

  . The Company issued and sold $28.95 million of 9% Debentures to the receivers for the four institutions. These debentures have been distributed to certain of the depositors in the Rhode Island institutions in consideration of a portion of their deposit claims against the receiverships for the Rhode Island institutions. The Company has the right to pay the first five years of interest on the 9% Debentures by the issuance of additional 9% Debentures (a payment in kind).

  . The Company repurchased its adjustable rate preferred stock plus accumulated dividends from the FRF for $28.0 million in cash and $7.0 million in 9% Debentures, for a total fair value of $32.5 million. The 9% Debentures had a fair market value of $4.5 million, which was based on the value attributed to those debentures by the FRF, as determined by its investment banker.

                            NORTHEAST FEDERAL CORP.

NOTE 24: PARENT COMPANY FINANCIAL INFORMATION

  The condensed parent company Statement of Operations, Statement of Financial Condition, and Statement of Cash Flows are as follows:

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                YEAR ENDED     NINE MONTHS ENDED   YEAR ENDED
                             DECEMBER 31, 1993 DECEMBER 31, 1992 MARCH 31, 1992
                             ----------------- ----------------- --------------
Interest income.............     $     57          $     43          $   32
Interest expense............       (3,503)           (2,103)             --
Equity in undistributed
 income (loss) of Northeast
 Savings....................      (11,980)          (57,858)          5,726
                                 --------          --------          ------
    Total income (loss).....      (15,426)          (59,918)          5,758
Operating expenses..........          276               314             254
                                 --------          --------          ------
Income (loss) before income
 taxes and extraordinary
 items......................      (15,702)          (60,232)          5,504
Income tax expense
 (benefit)..................       (1,563)             (998)            103
                                 --------          --------          ------
    Net income (loss).......     $(14,139)         $(59,234)         $5,607
                                 ========          ========          ======

                        STATEMENT OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                           ASSETS
Cash and interest-bearing deposits........................... $  2,210 $  2,416
Investment in Northeast Savings..............................  169,670  171,539
Other assets.................................................      685       --
                                                              -------- --------
    Total assets............................................. $172,565 $173,955
                                                              ======== ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Uncertificated debentures.................................... $ 38,442 $ 34,990
Other liabilities............................................    1,610    1,392
Stockholders' equity.........................................  132,513  137,573
                                                              -------- --------
    Total liabilities and stockholders' equity............... $172,565 $173,955
                                                              ======== ========

                            NORTHEAST FEDERAL CORP.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                        YEAR ENDED  NINE MONTHS ENDED YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                           1993           1992           1992
                                       ------------ ----------------- ----------
Cash flows from operating activities:
  Net income (loss)..................    $(14,139)      $(59,234)       $5,607
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Interest accrued and paid in kind
     on debentures...................       3,452          2,103            --
    Equity in undistributed (income)
     loss of Northeast Savings.......      11,980         57,858        (5,726)
    (Increase) decrease in other
     assets..........................        (685)           135          (125)
    Increase (decrease) in other
     liabilities.....................         218            802            (5)
                                         --------       --------        ------
      Net cash provided by (used in)
       operating activities..........         826          1,664          (249)
                                         --------       --------        ------
Cash flows from investing activities:
  Increase in investment in Northeast
   Savings...........................          --        (34,800)           --
                                         --------       --------        ------
      Net cash used in investing
       activities....................          --        (34,800)           --
                                         --------       --------        ------
Cash flows from financing activities:
  Proceeds from exercise of stock
   options...........................         147             16             2
  Proceeds from issuance of 401K
   stock.............................         223             --            --
  Preferred stock conversion costs...      (1,402)            --            --
  Retirement of Series A adjustable
   preferred stock...................          --        (33,550)           --
  Proceeds from issuance of Series B
   preferred stock...................          --         35,170            --
  Proceeds from issuance of
   uncertificated debentures.........          --         33,450            --
                                         --------       --------        ------
      Net cash provided by (used in)
       financing activities..........      (1,032)        35,086             2
                                         --------       --------        ------
Net increase (decrease) in cash and
 cash equivalents....................        (206)         1,950          (247)
Cash and cash equivalents at
 beginning of period.................       2,416            466           713
                                         --------       --------        ------
Cash and cash equivalents at end of
 period..............................    $  2,210       $  2,416        $  466
                                         ========       ========        ======

  This information should be read in conjunction with other Notes to the Consolidated Financial Statements.

                            NORTHEAST FEDERAL CORP.

NOTE 25: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DECEMBER 31, 1993 AND FOR
THE YEAR THEN ENDED              Q1             Q2             Q3            Q4
- -------------------------   -------------  -------------  -------------  ----------
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total assets..............  $   3,979,720  $   4,006,969  $   3,942,721  $3,920,027
Interest income...........         57,322         56,676         55,016      51,362
Net interest income.......         19,627         19,312         17,741      15,728
Provision for loan losses.          4,850         12,000          3,450       3,000
Gain on sale of
 securities, net..........          3,861            590            254         920
Gain on sale of loans,
 net......................            322            376            866         375
Non-interest income.......          2,852          2,321          2,612       2,390
Non-interest expenses.....         21,556         27,747         22,453      21,423
Net income (loss).........            141         (9,432)        (1,904)     (2,944)
Preferred stock dividend
 requirements.............          1,653          1,190            820         838
Net loss applicable to
 common shareholders......         (1,512)       (10,622)        (2,724)     (3,782)
Net loss per common share:
  Primary and fully
   diluted................          (0.26)         (1.08)         (0.20)      (0.28)
Market prices of common
 stock:
  High....................          7 1/2          6 3/8          5 5/8       5 7/8
  Low.....................             6           4 1/2          3 3/4          4
DECEMBER 31, 1992 AND FOR
THE NINE MONTHS THEN ENDED       Q1             Q2             Q3
- --------------------------  -------------  -------------  -------------
                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total assets..............  $   3,971,630  $   3,891,389  $   3,910,104
Interest income...........         67,783         66,388         62,174
Net interest income.......         19,674         21,997         21,764
Provision for loan losses.          2,500          6,300          7,500
Gain on sale of
 securities, net..........          1,470            652          1,978
Gain on sale of loans,
 net......................            352            312          1,206
Non-interest income.......          3,205          1,595          2,271
Non-interest expenses.....         21,806         79,064         23,629
Net income (loss).........            158        (59,790)           398
Preferred stock dividend
 requirements.............          1,346          1,653          1,653
Net loss applicable to
 common shareholders......         (1,188)       (61,443)        (1,255)
Net loss per common share:
  Primary and fully
   diluted................           (.21)        (10.73)          (.22)
Market prices of common
 stock:
  High....................          6 3/4          5 3/8          7 1/8
  Low.....................             5              4              3

NOTE 26: SUBSEQUENT EVENT

  On February 9, 1994, the Company and another financial institution signed a definitive agreement for the sale by the Company of ten Northeast Savings branches located in eastern Massachusetts and in Rhode Island. Deposits held in these branches totaled approximately $427 million as of December 31, 1993. The purchasing institution will pay a premium of three percent to Northeast Savings for deposits on hand at the time of closing. The transaction is expected to close by the end of the second quarter, and is subject to regulatory approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Northeast Federal Corp. has engaged Deloitte & Touche as its new independent accountants. Deloitte & Touche will serve as the independent accountants for both Northeast Federal and its savings and loan association subsidiary, Northeast Savings, F.A. The decision to hire new independent accountants was recommended by the Audit Committees of both Northeast Federal and Northeast Savings and approved by the Board of Directors on September 24, 1993. Coopers & Lybrand, who previously served as the independent accountants for Northeast Federal and Northeast Savings, were dismissed on the same day.

  On September 24, 1993, the date on which the Board of Directors approved the hiring of Deloitte & Touche as the new independent accountants for Northeast Federal and Northeast Savings, F.A., subject to compliance with requisite regulatory requirements, Northeast Savings, the Rhode Island Depositors Economic Protection Corporation and the trustees of certain Rhode Island financial institutions had an outstanding balance due to Deloitte & Touche for professional services performed in conjunction with the 1992 acquisition of certain assets of four Rhode Island institutions by Northeast Savings, F.A. Fees for the services rendered were paid prior to the commencement of the current audit engagement.

  In connection with the audits of the two fiscal years ended March 31, 1992 and December 31, 1992 and the subsequent interim period through September 24, 1993, there were no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

  In accordance with Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the subsequent interim period, Northeast Federal has not been advised by Coopers & Lybrand of any of the reportable events listed in
Item 304(a)(1)(v) (A) through (D).

  The audit reports of Coopers & Lybrand on the consolidated financial statements of Northeast Savings, F.A. and subsidiaries as of and for the fiscal years ended December 31, 1992 and March 31, 1992 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph noting the Company changed its method of accounting for income taxes for the fiscal year ended March 31, 1992.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company will appear in the Proxy Statement for the Annual Meeting of Stockholders, May 20, 1994, and is incorporated herein by this reference. In addition, information required by
Item 405 of Regulation S-K disclosing any delinquent filing required under
Section 16(a) of the Securities Exchange Act of 1934 by any of the Company's directors, executive officers or any person holding ten percent or more of the Company's common or convertible preferred stock will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of December 31, 1993. As required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is contained in Part I of this report under Supplementary Item, Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation will appear in the Proxy Statement for the Annual Meeting of Stockholders, May 20, 1994, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the Annual Meeting of Stockholders, May 20, 1994, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relations and related transactions will appear in the Proxy Statement for the Annual Meeting of Stockholders, May 20, 1994, and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. FINANCIAL STATEMENTS

    These documents are listed in the Index to Consolidated Financial Statements under Item 8.

    2. FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  (b)REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1993

    None

  (c)EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

  EXHIBIT
  NUMBER
  -------
    3     Certificate of Incorporation and Bylaws
    4     Instruments evidencing Northeast Savings' long-term debt to the
          Federal Home Loan Bank of Boston are not filed as an exhibit hereto pursuant to Regulation S-K, Item 601(b)(4)(iii). Instruments evidencing Northeast Savings' long-term debt are not filed as an exhibit hereto pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
          Northeast Savings will furnish a copy of these instruments to the SEC upon its request.
    4.1   Indenture dated May 8, 1992 between Northeast Federal Corp. and
          Manufacturers Hanover Trust Company for 9% Sinking Fund
          Uncertificated Debentures, Due May 8, 2012. See (a) below.
    4.2   Acquisition agreement dated April 21, 1992 by and among Northeast
          Savings, F.A. and Maurice C. Paradis as Receiver for East Providence
          Credit Union, Providence Teachers Credit Union and Columbian Credit
          Union, and Edward D. Pare, Jr., as Receiver for Greater Providence
          Deposit Corporation, Greater Providence Trust Company and Community
          Loan & Investment Bank and the Rhode Island Depositors Economic
          Protection Corporation and the State of Rhode Island and Providence
          Plantation without exhibits and schedules. Northeast Federal will furnish a copy of exhibits and schedules to the SEC upon its request.
          See (a) below.
    4.3   Stock and Warrant Purchase Agreement dated April 21, 1992 by and between the Rhode Island Depositors Economic Protection Corporation
          and Northeast Federal Corp. See (a) below.
    4.4   Certificate of Designation Governing the $8.50 Cumulative Preferred
          Stock, Series B (See Exhibit 3 above). See (a) below.
    4.5   Warrants to Purchase Common Stock Issued to the Rhode Island
          Depositors Economic Protection Corporation. See (a) below.
    4.6   Debenture Purchase Agreement dated April 21, 1992 by and between
          Maurice C. Paradis as Receiver for East Providence Credit Union,
          Providence Teachers Credit Union, and Columbian Credit Union, and
          Edward D. Pare, Jr., as Receiver for Greater Providence Deposit
          Corporation, Greater Providence Deposit and Trust Company and
          Community Loan & Investment Bank and Northeast Federal Corp. See (a)
          below.
    4.7   Stock Repurchase and Debenture Purchase Agreement dated as of April
          22, 1992 among Northeast Federal Corp., Northeast Savings, F.A., and the Federal Deposit Insurance Corporation as Manager of the FSLIC
          Resolution Fund. See (a) below.
   10.1   1983 Stock Option Plan of Northeast Federal Corp. See (b) below.
   10.2   The 1986 Stock Option Plan of Northeast Federal Corp. See (c) below.

  EXHIBIT
  NUMBER
  -------
   10.3   Northeast Federal Corp. 1993 Stock Option Plan. See (d) below.
   10.4   Northeast Federal Corp. 1993 Stock Option Plan for Three-Year Term
          Outside Directors. See (e) below.
   10.5   Employment Agreement entered into by Northeast Savings and Northeast
          Federal Corp. and its Chairman of the Board.
   10.6   Employment Agreement entered into by Northeast Savings and Northeast
          Federal Corp. and its Chief Executive Officer, President, Chief
          Operating Officer, and Chief Financial Officer.
   10.7   Amendments to Change of Control Agreement entered into by Northeast
          Savings and Northeast Federal Corp. and its Chairman of the Board.
   10.8   Amendments to Change of Control Agreement entered into by Northeast
          Savings and by Northeast Federal Corp. and its Chief Executive
          Officer, President, Chief Operating Officer, and Chief Financial
          Officer.
   10.9   Amendments to Supplemental Executive Retirement Plan entered into by
          Northeast Savings and its Chief Executive Officer, President, Chief
          Operating Officer and Chief Financial Officer.
   10.10  Executive Disability Plan established for senior officers of
          Northeast Savings and Principal Subsidiaries. See (a) below.
   10.11  Executive Life Insurance Plan established for senior officers of
          Northeast Savings and Principal Subsidiaries. See (a) below.
   10.12  Executive Supplemental Medical Reimbursement Plan for senior officers of Northeast Savings and Principal Subsidiaries. See (a) below.
   11.1   Computation of loss per common share before extraordinary items.
   11.2   Computation of net loss per common share before cumulative effect of change in accounting principle.
   11.3   Computation of net loss per common share.
   21     Subsidiaries of Northeast Savings, F.A.
   23.1   Consent of Independent Accountants, Deloitte & Touche
   23.2   Consent of Independent Accountants, Coopers & Lybrand
   24     Powers of Attorney
   99.1   Calculation of Book Value and Tangible Book Value per Common Share

- --------
(a) Incorporated by reference to Northeast Federal Corp. Annual Report on Form 10-K for the fiscal year ended March 31, 1992.
(b) Incorporated herein by reference to such plan in Exhibit 4.3 of Form S-8 Registration as filed with the SEC on September 19, 1990, Registration Number 33-36907.
(c) Incorporated herein by reference to such plan in Exhibit 4.4 of Form S-8 Registration Statement as filed with the SEC on September 19, 1990, Registration Number 33-36907.
(d) Incorporated by reference to such plan in Exhibit 4.3 of Form S-8 Registration Statement as filed with the SEC on December 21, 1993, Registration Number 33-51641.
(e) Incorporated by reference to such plan in Exhibit 4.3 of Form S-8 Registration Statement as filed with the SEC on December 21, 1993, Registration Number 33-51643.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NORTHEAST FEDERAL CORP.
                                          -------------------------------------
                                          (Registrant)

March 4, 1994                             By:      /s/ George P. Rutland
                                              ---------------------------------
                                                     George P. Rutland
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 25, 1993.


                                          By:      /s/ George P. Rutland
                                              ---------------------------------
                                                     George P. Rutland
                                                   Chairman of the Board


                                          By:       /s/ Kirk W. Walters
                                              ---------------------------------
                                                      Kirk W. Walters
                                                 Chief Executive Officer,
                                                President, Chief Operating
                                                Officer, and Chief Financial
                                                          Officer


                                          By:       /s/ Lynne M. Carcia
                                              ---------------------------------
                                                      Lynne M. Carcia
                                                   Senior Vice President,
                                                 Controller, and Principal
                                                     Accounting Officer

                                          DIRECTORS

                                          Gerald P. Carmen
                                          David W. Clark, Jr.
                                          George J. Fantini, Jr.
                                          Richard H. Gaskill
                                          Richard H. Gordon
                                          Beverly L. Hamilton
                                          Barbara C. Lawrence
                                          Thomas P. O'Neill, III
                                          George P. Rutland
                                          George W. Sarney
                                          Raymond T. Schuler
                                          John R. Silber
                                          Kirk W. Walters
                                          Jerome F. Williams
                                          Frederick W. Zuckerman


                                          By:      /s/ George P. Rutland
                                              ---------------------------------
                                                     George P. Rutland
                                                     Attorney-in-Fact