Form 10-K/A
period 1993-12-31
NORTHEAST FEDERAL CORP
filed 1994-03-18
CIK 863517

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-K/A


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

                    Common Stock, $.01 par value--13,507,945

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Part III--Portions of Proxy Statement for Annual Meeting of Stockholders,
                                May 20, 1994

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     This amendment to Form 10-K is being filed in order to properly align the columns in the Consolidated Statement of Financial Condition. Item 8 of Form 10-K is being refiled in its entirety.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Management's Report........................................................  91
Report of Independent Accountants..........................................  93
Consolidated Statement of Operations.......................................  95
Consolidated Statement of Financial Condition..............................  96
Consolidated Statement of Changes in Stockholders' Equity..................  97
Consolidated Statement of Cash Flows.......................................  98
Notes to the Consolidated Financial Statements.............................  99

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

        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1993        1992
                                                         ----------  ----------
                        ASSETS
Cash and due from banks................................  $   51,705  $   57,158
Interest-bearing deposits..............................          --         615
Federal funds sold.....................................      23,510      32,815
Securities purchased under agreements to resell........      60,000          --
Investment securities, net (market value of $42,525 and
 $116,341).............................................      42,612     111,791
Investment securities, available-for-sale, net (market
 value of $131,127 at December 31, 1992)...............     162,854     129,899
Mortgage-backed securities, net (market value of
 $1,336,970 and $837,681)..............................   1,330,886     829,772
Mortgage-backed securities, available-for-sale, net
 (market value of $57,684 at December 31, 1992)........      12,886      55,474
Loans, net.............................................   1,876,181   2,278,873
Loans available-for-sale, net..........................      46,076      32,237
Rhode Island covered assets............................     105,625     151,828
Interest and dividends receivable......................      17,540      21,342
Real estate and other assets acquired in settlement of
 loans.................................................      74,962      99,376
Premises and equipment, net............................      32,368      34,201
Prepaid expenses and other assets......................      82,822      74,723
                                                         ----------  ----------
    Total assets.......................................  $3,920,027  $3,910,104
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Retail deposits........................................  $2,952,082  $3,205,654
Brokered deposits......................................      25,135      25,135
Federal Home Loan Bank advances........................     373,000     140,000
Securities sold under agreements to repurchase.........     294,809     291,014
Uncertificated debentures..............................      38,442      34,990
Convertible subordinated debentures....................          --         560
Advance payments by borrowers for taxes and insurance..      28,337      21,734
Other liabilities......................................      75,709      53,444
                                                         ----------  ----------
    Total liabilities..................................   3,787,514   3,772,531
                                                         ----------  ----------
Commitments and Contingencies
Stockholders' equity:
  Serial preferred stock, $.01 par value, 15,000,000
   shares authorized:
    $2.25 Cumulative Convertible Preferred Stock Series
     A, 1,610,000 shares issued and outstanding at De-
     cember 31, 1992...................................          --          16
    $8.50 Cumulative Preferred Stock, Series B, 394,199
     shares at December 31, 1993 and 351,700 shares at
     December 31, 1992 issued and outstanding..........           4           4
Common stock, $.01 par value, 25,000,000 shares
 authorized: 13,499,078 shares at December 31, 1993 and
 5,729,579 shares at December 31, 1992 issued and
 outstanding...........................................         135          57
Additional paid-in capital.............................     185,960     182,804
Net unrealized gains on debt and equity securities
 available-for-sale....................................       9,462          --
Accumulated deficit....................................     (59,557)    (40,330)
Stock dividend distributable...........................         838          --
Unallocated employee stock ownership plan shares.......      (4,329)     (4,978)
                                                         ----------  ----------
    Total stockholders' equity.........................     132,513     137,573
                                                         ----------  ----------
                                                         $3,920,027  $3,910,104
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

                                          NORTHEAST FEDERAL CORP.
                                          -------------------------------------
                                          (Registrant)

March 14, 1994                            By:      /s/ George P. Rutland
                                              ---------------------------------
                                                     George P. Rutland
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 25, 1994.


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