Form 10-Q
period 1994-03-31
NORTHEAST FEDERAL CORP
filed 1994-04-18
CIK 863517

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A          to
                               --------------------    -------------------
File Number:  1-10571

                          NORTHEAST FEDERAL CORP.
                          -----------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                    06-1288154
- -------------------------------           ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
       organization)                                   Number)


         50 State House Square
         Hartford, Connecticut                            06103
- -----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  203/280-1000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X            No
                            -----              -----

     The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of April 8, 1994.

                 Common Stock, $.01 par value -- 13,521,591

                           NORTHEAST FEDERAL CORP.

                                 FORM 10-Q

                                   INDEX



                                                                   PAGE NO.
                                                                   --------

PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Statement of Operations
                  for the three months ended March 31, 1994
                  and 1993.......................................      1


             Consolidated Statement of Financial Condition
                  at March 31, 1994, December 31, 1993, and
                  March 31, 1993.................................      2

             Consolidated Statement of Cash Flows
                  for the three months ended March 31, 1994 and
                  1993...........................................      3


             Notes to the Consolidated Financial Statements......      4

    Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition for the Fiscal
             Quarter Ended March 31, 1994........................      6


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings...................................     35

    Item 2.  Changes in Securities...............................     36

    Item 3.  Defaults Upon Senior Securities.....................     36

    Item 4.  Submission of Matters to a Vote of Security Holders.     36

    Item 5.  Other Information...................................     36

    Item 6.  Unaudited Exhibits and Reports on Form 8-K..........     37

                              PART I

ITEM 1.  FINANCIAL STATEMENTS  (Unaudited)


                                    NORTHEAST FEDERAL CORP.
                             CONSOLIDATED STATEMENT OF OPERATIONS
                            (In Thousands Except Per Share Amounts)

                                                             Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                           1994             1993
                                                        ----------       ----------
Interest income:
   Loans............................................    $   27,383       $   38,553
   Mortgage-backed securities.......................        16,825           12,848
   Investment securities............................         2,216            3,476
   Rhode Island covered assets......................         1,724            2,246
   Other............................................           542              199
                                                         ---------        ---------
      Total interest income.........................        48,690           57,322
                                                         ---------        ---------

Interest expense:
   Deposits.........................................        26,863           32,351
   Federal Home Loan Bank advances..................         3,109            2,103
   Other borrowings.................................         3,506            3,241
                                                         ---------        ---------
      Total interest expense........................        33,478           37,695
                                                         ---------        ---------
        Net interest income.........................        15,212           19,627
Provision for loan losses...........................         2,200            4,850
                                                         ---------        ---------
        Net interest income after provision
         for loan losses............................        13,012           14,777
                                                         ---------        ---------

Non-interest income:
   Fees for services................................          (491)           2,835
   Gain on sale of securities, net..................         4,364            3,861
   Gain on sale of loans, net.......................        13,549              322
   Other non-interest income........................          (143)              17
                                                         ---------        ---------
      Total non-interest income.....................        17,279            7,035
                                                         ---------        ---------

Non-interest expenses:
   Compensation and benefits........................         7,683            8,199
   Occupancy and equipment, net.....................         6,178            4,029
   Other general and administrative.................         4,584            4,918
   SAIF insurance fund and OTS assessments..........         2,356            1,783
   Real estate and other assets acquired in settle-
     ment of loans..................................        10,340            2,627
                                                         ---------        ---------
      Total non-interest expenses...................        31,141           21,556
                                                         ---------        ---------
         Income (loss) before income taxes..........          (850)             256
Income tax expense (benefit)........................        (1,857)             115
                                                         ---------        ---------
         Net income.................................    $    1,007       $      141
                                                         =========        =========

Preferred stock dividend requirements...............    $      855       $    1,653
Net income (loss) applicable to common stockholders.    $      152       $   (1,512)
Net income (loss) per common share:
   Primary and fully diluted........................    $      .01       $     (.26)



             See accompanying Notes to the Consolidated Financial Statements


                                     NORTHEAST FEDERAL CORP.
                        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              (In Thousands Except Share Amounts)


                                                            March 31,       December 31,        March 31,
                                                          ------------      ------------      ------------
                                                              1994              1993              1993
                                                          ------------      ------------      ------------
                 ASSETS
Cash and due from banks.........................           $   34,939        $   51,705        $   36,840
Interest-bearing deposits.......................                   -                 -                170
Federal funds sold..............................               22,210            23,510            23,110
Securities purchased under agreements to resell.                   -             60,000                -
Investment securities, net......................              146,698            42,612           109,716
Investment securities available-for-sale, net...              423,357           162,854           125,677
Mortgage-backed securities, net.................            1,703,991         1,330,886           983,667
Mortgage-backed securities available-for-sale,
  net...........................................               11,323            12,886            15,236
Loans, net......................................              978,643         1,876,181         2,299,630
Loans available-for-sale, net...................               18,389            46,076            18,273
Rhode Island covered assets.....................               99,859           105,625           130,109
Interest and dividends receivable...............               17,632            17,540            22,237
Real estate and other assets acquired in settle-
  ment of loans.................................               58,595            74,962           103,002
Premises and equipment, net.....................               31,046            32,368            34,059
Prepaid expenses and other assets...............               81,760            82,822            77,994
                                                            ---------         ---------         ---------
       Total assets.............................           $3,628,442        $3,920,027        $3,979,720
                                                            =========         =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Retail deposits.................................           $2,922,451        $2,952,082        $3,109,909
Brokered deposits...............................               25,701            25,135            25,701
Federal Home Loan Bank advances.................              228,000           373,000           313,000
Securities sold under agreements to repurchase..              197,158           294,809           271,719
Uncertificated debentures.......................               38,446            38,442            34,987
Convertible subordinated debentures.............                   -                 -                560
Advance payments by borrowers for taxes and
  insurance.....................................               23,870            28,337            29,236
Other liabilities...............................               61,105            75,709            56,585
                                                            ---------        ----------         ---------
       Total liabilities........................            3,496,731         3,787,514         3,841,697
                                                            ---------        ----------         ---------

Commitments and Contingencies

Stockholders' equity:
 Serial preferred stock, $.01 par value,
 15,000,000 shares authorized:
   $2.25 Cumulative Convertible Preferred Stock
     Series A, 1,610,000 shares issued and
     outstanding at March 31, 1993..............                   -                 -                 16
   $8.50 Cumulative Preferred Stock, Series B,
     402,576 shares at March 31, 1994, 394,199
     shares at December 31, 1993 and 351,700
     shares at March 31, 1993 issued and
     outstanding................................                    4                 4                 4
 Common stock, $.01 par value, 25,000,000 shares
   authorized: 13,519,193 shares at March 31,
   1994, 13,499,078 shares at December 31,
   1993 and 5,794,373 shares at March 31, 1993
   issued and outstanding.......................                  135               135                58
 Additional paid-in capital.....................              186,799           185,960           182,950
 Net unrealized gains on debt and equity
   securities available-for-sale................                7,489             9,462                -
 Accumulated deficit............................              (59,405)          (59,557)          (40,189)
 Stock dividend distributable...................                  855               838                -
 Unallocated employee stock ownership plan
   shares.......................................               (4,166)           (4,329)           (4,816)
                                                            ---------         ---------         ---------
       Total stockholders' equity...............              131,711           132,513           138,023
                                                            ---------         ---------         ---------
                                                           $3,628,442        $3,920,027        $3,979,720
                                                            =========         =========         =========

                        See accompanying Notes to the Consolidated Financial Statements

                                    NORTHEAST FEDERAL CORP.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In Thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1994            1993
                                                                    ------------   -------------
Cash flows from operating activities:
Net income.....................................................      $     1,007    $       141
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization..............................            2,101          1,272
    Amortization of fees, discounts, and premiums, net.........            2,881           (434)
    Provision for loan losses..................................            2,200          4,850
    Provision for losses on REO................................            8,847            730
    Gain on sale of securities.................................           (4,364)        (3,861)
    Gain on sale of loans......................................          (13,549)          (322)
    (Gain) loss on sale of other assets........................              194             (7)
    Increase in interest and dividends receivable..............              (92)          (895)
    Loans available-for-sale originated and purchased..........          (42,173)       (25,964)
    Proceeds from sales of loans available-for-sale............           69,192         40,763
    Increase in accrued interest payable on deposits...........            1,482          1,156
    Decrease (increase) in prepaid expenses and other assets...            1,062         (3,271)
    Increase (decrease) in other liabilities...................          (13,117)         3,211
                                                                      ----------     ----------
       Total adjustments.......................................           14,664         17,228
                                                                      ----------     ----------
         Net cash provided by operating activities.............           15,671         17,369
                                                                      ----------     ----------

Cash flows from investing activities:
    Loans originated and purchased.............................          (45,809)      (157,911)
    Proceeds from sales of loans...............................          870,653          1,588
    Principal collected on loans...............................           77,158         85,137
    Net decrease in Rhode Island covered assets................            5,766         21,613
    Purchases of mortgage-backed securities....................         (479,977)      (166,304)
    Proceeds from sales of mortgage-backed securities
      available-for-sale.......................................               -          39,831
    Principal collected on mortgage-backed securities..........          105,513         43,259
    Purchases of investment securities.........................         (105,236)            -
    Proceeds from redemption of FHLB stock.....................             (487)            -
    Proceeds from sales of investment securities...............               -             508
    Proceeds from maturities of investment securities..........            1,565          2,570
    Purchases of investment securities available-for-sale......         (291,373)       (65,893)
    Proceeds from sales of investment securities available-for
      -sale....................................................            5,005         44,220
    Proceeds from maturities of investment securities
       available-for-sale......................................           27,052         26,411
    Proceeds from sales of real estate and other assets
       acquired in settlement of loans.........................           14,926         13,153
    Net purchases of premises and equipment....................             (992)        (1,200)
                                                                      ----------     ----------
         Net cash provided by (used in) investing activities...          183,764       (113,018)
                                                                      ----------     ----------
Cash flows from financing activities:
    Net decrease in retail deposits............................          (30,547)       (96,335)
    Increase (decrease) in advance payments by borrowers for
       taxes and insurance.....................................           (4,467)         7,502
    Decrease in securities sold under agreements to repurchase.          (97,651)       (19,295)
    Net increase (decrease) in short-term FHLB advances........          (47,000)        35,000
    Proceeds from long-term FHLB advances......................               -         173,000
    Repayments of long-term FHLB advances......................          (98,000)       (35,000)
    Reduction of ESOP debt guarantee...........................               82            162
    Issuance of 401-K stock shares.............................               63             48
    Proceeds from exercise of stock options....................               19             99
                                                                      ----------     ----------
         Net cash provided by (used) in financing activities...         (277,501)        65,181
                                                                      ----------     ----------
    Net decrease in cash and cash equivalents..................          (78,066)       (30,468)

    Cash and cash equivalents at beginning of period...........          135,215         90,588
                                                                      ----------     ----------

    Cash and cash equivalents at end of period.................      $    57,149    $    60,120
                                                                      ==========     ==========
See accompanying Notes to the Consolidated Financial Statements




             NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1994


1)   Presentation of Financial Information
     -------------------------------------
     The unaudited consolidated financial statements presented
     herein should be read in conjunction with the consolidated financial statements of Northeast Federal Corp. for the year ended December 31, 1993, as presented in the Annual Report on Form 10-K.  In the opinion of management, the
     accompanying financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial
     condition and results of operations of Northeast Federal
     Corp. in conformity with generally accepted accounting
     principles.  Certain reclassifications have been made to
     prior year's financial statements to conform to the
     March 31, 1994 presentation.

2)   Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     For purposes of the consolidated statement of cash flows,
     cash and due from banks, interest-bearing deposits, and
     federal funds sold, if any, are considered cash and cash
     equivalents.


                                                              Three Months Ended
                                                                   March 31,

                                                         --------------------------
                                                             1994           1993
                                                         ------------   -----------
                                                                 (In Thousands)
Cash paid during the periods for:
  Interest on retail deposits...........................    $ 25,343      $ 31,165
  Interest paid on brokered deposits....................          31            31

  Interest on borrowings................................       9,687         4,129
  Income taxes..........................................         222           567

Cash received during the periods for:
  Interest and dividends................................      48,598        56,552

Non-cash items:
  Loans securitized into mortgage-backed securities.....          -         29,033
  Transfers of loans to available-for-sale..............        (777)          601
  Transfers of mortgage-backed securities to available-
    for-sale............................................          -             81
  Real estate and other assets acquired in settlement
    of loans............................................       7,447        17,501
  Payment in kind on Series B preferred stock...........         838            -
  Net unrealized losses on debt and equity securities
    available-for-sale..................................      (3,400)           -

3)   Commitments and Contingencies
     -----------------------------
     At March 31, 1994, outstanding commitments to originate adjustable rate and fixed rate mortgage loans amounted to $5.7 million and $14.7 million, respectively. At
     March 31, 1994, Northeast Savings, F.A. also had commitments

             NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1994


3)   Commitments and Contingencies (continued)
     -----------------------------
     to originate $2.7 million in residential construction loans.
     At March 31, 1994, Northeast Savings, F.A. also had the following commitments:

                                    To Buy     To Sell
                                    ------     -------
                                      (In Thousands)
Investment securities............. $42,230    $     -
Investment securities available-
  for-sale........................  10,025     281,375
Mortgage-backed securities........  69,957          -
Loans available-for-sale..........      -       18,183


     Northeast Savings, F.A. is involved in litigation arising in the normal course of business. Although the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, management does not anticipate that any of these matters will result in the payment of damages by Northeast Savings, F.A. that, in the aggregate, would be material in relation to the consolidated results of operation or financial position of Northeast
     Federal Corp.

4)   Significant Transactions
     ------------------------
     The Company has signed definitive agreements for sales of
     fifteen of its branches.  The sales are pending and no loss is anticipated on the completion of the transactions.  The agreements are discussed further in Management's Discussion and Analysis of Results of Operations and Financial
     Condition.








































ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION FOR THE QUARTER ENDED
MARCH 31, 1994

GENERAL
- -------
Northeast Federal Corp. is a unitary savings association holding company engaged in the financial services industry only through its wholly-owned subsidiary, Northeast Savings, F.A. Throughout the following discussion, the terms "Northeast Federal" or "the
Company" refer to the consolidated entity, including Northeast
Federal Corp., Northeast Savings, F.A. and its subsidiaries.  The terms "Association" and "Northeast Savings" refer to Northeast
Savings, F.A. and its subsidiaries.

First quarter results show increasingly strong performance and reflect a concerted effort to concentrate in markets and geographic areas that comprise the Association's greatest market presence.
During the first quarter, the Company took a number of steps to strengthen its financial position, to reduce its level of non-performing assets, and to focus on the areas where the Association has a significant market share. First, the Association restructured its mortgage portfolio and reduced its exposure to the California real estate market. In February, the Association closed its mortgage lending operations in San Diego and Denver and discontinued the origination of new loans in California and Colorado. In March, the Company completed the sale of $876.1 million of single-family residential loans, of which $40.5 million were non-performing. Of the total sale, 93% of the loans were secured by California properties. At March 31, 1994, the Association's California single-family residential loans totaled $46.7 million, or 5.2% of total single-family residential loans.

The Association intends to concentrate its future activity in four primary retail markets: the capital region of New York state (Schenectady/Albany); Hartford, Connecticut; and
Springfield and Worcester, Massachusetts. As a result, in February, the Company signed a definitive agreement for the sale of ten Northeast branches located in Eastern Massachusetts and Rhode Island. In March, the Company signed a second definitive agreement for the sale of its four San Diego, California branches.
Also in March, the Company signed a definitive agreement for the sale of its single branch on Cape Cod. As of March 31, 1994, deposits in the fifteen branches being sold totaled $532.8 million.
Purchasers will pay premiums on deposits at the time of closing of 3% for the Rhode Island and Massachusetts branches, 3.5% for the Cape Cod branch, and 1.5% for two of the four California branches.
All sales are subject to regulatory approval. When these transactions are completed, thirty-two of the Company's remaining thirty-three branches will be located within the four markets noted above.



RESULTS OF OPERATIONS
- ---------------------
Northeast Federal had net income of $1.0 million  for the three months ended March 31, 1994, resulting in primary and fully
diluted net income per common share of $.01 after preferred stock dividend requirements.  For the same quarter in 1993, the Company reported net income of $141,000 or a primary and fully diluted net loss per common share of $.26 after preferred stock dividend requirements.  The increase in net income for the quarter ended
March 31, 1994 resulted primarily from a gain of $13.6 million on the aforementioned sale of $876.1 million of adjustable rate single-family residential loans.  This increase in income was significantly offset by a $3.5 million valuation adjustment to the Association's purchased mortgage servicing rights, a $1.3 million increase in general and administrative expenses resulting from accelerated rental expense recorded in connection with the anticipated move of corporate headquarters in early 1995, and a
$7.6 million adjustment to real estate and other assets acquired in settlement of loans (REO), $7.0 million of which was recorded to facilitate an anticipated accelerated sale of single-family residential REO.

Interest Income and Expense
- ---------------------------
Total interest income was $48.7 million and $57.3 million for the quarters ended March 31, 1994 and 1993, respectively.  The
decrease in total interest income was due primarily to a decrease of 87 basis points in the weighted average yield earned on
interest-earning assets, to 5.39% for the quarter ended March 31,
1994 from 6.26% for the same quarter in 1993.  The decrease in earning asset yield was due primarily to a decrease of 57 basis points in the yield on real estate loans and a decrease of 97 basis points in the yield on mortgage-backed securities.  The yield on real estate loans declined due to the repricing of
adjustable rate mortgages, a high rate of prepayments on loans with rates above those available in the low interest rate
environment of 1993, and the origination of adjustable rate loans through the second and third quarters of 1993 at starting
interest rates that were substantially discounted from their fully indexed yield.  The yield on mortgage-backed securities declined due to repricing of the underlying adjustable rate loans on adjustable rate mortgage-backed securities and due to a high rate of prepayments on the securities prompted by the low
interest rate environment.  The decline in mortgage rates in
October, 1993, to a thirty year low increased prepayments from
November 1993 through the first quarter of 1994 and resulted in an acceleration of the amortization of premiums associated with some mortgage-backed securities.  The acceleration of premiums reduced the income from mortgage-backed securities by $1.9
million in the first quarter of 1994 and reduced the yield on mortgage-backed securities by 54 basis points.  Had the prepay-
ments on mortgage-backed securities not occurred, the weighted average yield on interest-earning assets would have been 5.60% for the quarter ended March 31, 1994, 21 basis points higher than the 5.39% reported.

As a result of the overall lower level of interest rates, both total interest expense and the Association's cost of funds were lower in the quarter ended March 31, 1994 than in the comparable quarter of the previous year. Total interest expense was $33.5 million for the three months ended March 31, 1994, compared to $37.7 million for the same three months in the previous year.
For the quarter ended March 31, 1994, the cost of funds decreased
38 basis points to 3.72% from 4.10% for the quarter ended
March 31, 1993.

Net interest income totaled $15.2 million for the quarter ended
March 31, 1994, $4.4 million lower than the $19.6 million reported for the same quarter of the previous year.
Approximately $1.4 million of the decrease in net interest income was due to a decrease in average asset size from the quarter ended March 31, 1993 to the current quarter. The balance of the net interest income decrease was due to a decrease in the interest rate spread to 1.67% for the three months ended March
31, 1994, from 2.16% for the three months ended March 31, 1993.
As noted above, the low interest rate environment throughout 1993 led to a decrease of 38 basis points in the Company's cost of funds for the quarter ended March 31, 1994 from the same quarter last year. The yield on earning assets, however, decreased 87 basis points in the first quarter of 1993 from the first quarter of 1994. Reasons for this decrease are discussed above. Net interest rate margins for the three-month periods ended March 31, 1994 and 1993 were 1.63% and 2.09%, respectively. If the prepay-ments on mortgage-backed securities had not occurred, the interest rate spread would have been 1.88% and the interest rate margin would have been 1.84% for the first quarter in 1994. The interest rate spread is calculated by subtracting the average rate paid for average total interest-bearing liabilities from the average rate earned on average total interest-earning assets. The interest rate margin is calculated by dividing annualized net interest income by average total interest-earning assets.

Provision for Loan Losses
- -------------------------
The provision for loan losses for the quarter ended March 31,
1994 was $2.2 million, compared to $4.9 million for the quarter ended March 31, 1993.  The decrease in the provision was due primarily to the aforementioned sale of $876.1 million of
adjustable rate single-family residential real estate loans,
$40.5 million of which were non-performing.  As a result of this sale, the single-family residential loan portfolio decreased to
$904.5 million at March 31, 1994 from $1.8 billion at December
31, 1993.  During the same period, non-accrual loans decreased to
$32.3 million from $67.5 million.  Other factors considered in determining the adequacy of the allowance for loan losses were management's judgment regarding prevailing and anticipated economic conditions, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Association, the overall loan portfolio quality and the level of loan charge-offs. Although management believes that the allowance for loan losses was adequate at March 31, 1994, based on the quality of the loan portfolio at that date, additions to the allowance may be necessary if market conditions deteriorate.

The allowance for loan losses at March 31, 1994 was $11.5 million, compared to $21.4 million at March 31, 1993. The activity in the allowance for loan losses for the three months ended March 31, 1994 and 1993 was as follows:


                                                           Three Months
                                                          Ended March 31,
                                                     ------------------------
                                                        1994          1993
                                                     ----------    ----------
                                                      (Dollars in Thousands)

Balance, beginning of period......................     $28,271       $21,020
Provision for loan losses.........................       2,200         4,850
Charge-offs:
  Single-family residential real estate loans.....      (3,042)       (4,506)
  Consumer loans..................................        (103)          (95)
  Income property loans...........................         (85)           -
                                                        ------        ------
    Total charge-offs.............................      (3,230)       (4,601)
                                                        ------        ------
Recoveries:
  Single-family residential real estate loans.....         169            -
  Consumer loans..................................          66           101
                                                        ------        ------
    Total recoveries..............................         235           101
                                                        ------        ------
Net charge-offs...................................      (2,995)       (4,500)
                                                        ------        ------
Other.............................................     (16,000)*          -
                                                        ------        ------
Balance, end of period............................     $11,476       $21,370
                                                        ======        ======

*  Represents reduction of allowance allocated to loans sold.

Ratio of net charge-offs during the period to average loans outstanding during the period:

  Single-family residential real estate loans.......       .17%          .20%
  Consumer loans....................................       .11           .01
  Income property loans.............................       .12            -
    Total net charge-offs during the period to
      average loans outstanding during the
      period........................................       .16%          .19%
Proforma ratio of net charge-offs during the period
  to average loans outstanding during the period,
  excluding the portion of the portfolio sold and
  related charge-offs...............................       .08            -

In addition to the impact of the $876.1 million loan sale, management believes that the decrease in single-family residential loan net charge-offs is indicative of a declining level of non-performing assets and a stabilization of housing values in the Company's primary market areas. However, the continuing recessionary environment in Connecticut, which has caused high rates of unemployment and reduced family income levels, may still result in increased delinquencies and foreclosures in the future.

The following table shows the allocation of the allowance for loan losses to the various types of loans and the allowance as a percent of gross loans.

                                                March 31,           December 31,            March 31,
                                                  1994                  1993                  1993
                                            ----------------      ----------------      ----------------
                                                               (Dollars in Thousands)
Single-family residential real estate
  loans.................................    $ 8,622    1.01%      $25,751    1.47%      $17,483     .86%
Consumer loans..........................        300     .86           300     .85           300     .66
Income property loans...................      2,066    2.89           800    1.11         2,108    2.52
Unallocated loans.......................        488      *          1,420      *          1,479      *
                                             ------                ------                ------
      Total allowance...................    $11,476    1.14%      $28,271    1.45%      $21,370     .91%
                                             ======                ======                ======

*   For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential real estate allocation.

Non-performing Assets
- ---------------------
The risks and uncertainties involved in originating loans may result in loans becoming non-performing assets. Non-performing assets include non-accrual loans and REO. The following table presents the Association's non-performing assets and restructured loans at the dates indicated.

                                                    March 31,           December 31,         March 31,
                                                      1994                  1993               1993
                                                  ------------          ------------        ----------
                                                                   (Dollars in Thousands)
       Non-accrual loans:
         Single-family residential real estate.     $29,078               $ 65,770           $ 86,014
         Consumer..............................       1,251                  1,315              1,686
         Income property.......................       1,937                    377              5,299
                                                     ------                -------            -------
           Total non-accrual loans.............      32,266                 67,462             92,999
                                                     ------                -------            -------
       REO:
         Single-family residential.............      42,960                 57,165             87,146
         Hotels................................       6,035                  6,453              6,408
         Apartment building....................       3,704                  5,270              4,390
         Real estate brokerage operations......       1,787                  1,744              1,714
         Office, retail, industrial
           complexes; land.....................       3,317                  3,357              2,618
         Residential subdivisions..............         792                    973                726
                                                     ------                -------            -------
           Total REO...........................      58,595                 74,962            103,002
                                                     ------                -------            -------
           Total non-performing assets.........     $90,861               $142,424           $196,001
                                                     ======                =======            =======
         Restructured loans......................   $    -                $  1,641           $  1,100
                                                     ======                =======            =======
         Total non-accrual loans as a percent of
           total gross loans receivable..........      3.17%                  3.44%              3.96%
                                                       ====                   ====               ====
         Total non-performing assets as a
           percent of total assets...............      2.50%                  3.63%              4.92%
                                                       ====                   ====               ====

Non-accrual loans.  Non-accrual loans are loans on which the
- ------------------
accrual of interest has been discontinued. The Association's policy is to discontinue the accrual of interest on loans and to reverse previously accrued interest when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current, the Association discontinues accruing interest on that loan when a foreclosure is brought about by other owner defaults. When the interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected. At March 31, 1994 and December 31 and March 31, 1993, the Association had no loans more than ninety days past due on which interest was still accruing.

At March 31, 1994 and December 31 and March 31, 1993, non-accrual loans were $32.3 million, $67.5 million, and $93.0 million, respectively. The decrease in non-accrual loans between December 31, 1993 and March 31, 1994 was due primarily to the March 1994 loan sale which included $40.5 million of adjustable rate, single-family residential non-accrual loans. The decrease in non-accrual loans between March 31, 1993 and December 31, 1993 was due primarily to foreclosures of the underlying collateral securing the loans, which resulted in transfers to the REO balance, and to payoffs and reinstatements of non-accrual loans. Virtually all residential mortgage non-accrual loans are collateralized by properties with an original loan-to-value ratio of 80% or less.

Activity within the non-accrual loan portfolio was as follows:

                                        Three Months Ended
                                          March 31, 1994
                                        ------------------
                                          (In Thousands)
Beginning balance.....................       $ 67,462
New non-performing loans..............         13,358
Net charge-offs.......................            (97)
Returned to accrual status............           (327)
Loan sales............................        (40,500)
Payoffs...............................           (285)
Transfers to REO through foreclosure..         (7,345)
                                              -------
Ending balance........................       $ 32,266
                                              =======

The above information is not available for the three months ended
March 31, 1993.

The allowance for loan losses as a percentage of non-accrual loans by loan category is as follows:


                                                           March 31,        December 31,        March 31,
                                                             1994               1993              1993
                                                           ---------        ------------        ---------
  Single-family residential real estate............          31.33%             41.31%            22.05%
  Consumer.........................................          23.98              22.81             17.79
  Income property..................................         106.66             212.20             39.78
  Unallocated......................................             *                  *                 *
    Total allowance to total non-accrual loans.....          35.57%             41.91%            22.98%

*  For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential real estate allocation.


The decrease in the ratio for single-family residential real estate from December 31, 1993 to March 31, 1994 was due to the aforementioned loan sale which included $40.5 million of non-accrual loans and which reduced the allowance by $16.0 million. While the portion of the allowance allocated to income property loans increased from $800,000 at December 31, 1993 to $2.1 million at March 31, 1994, the ratio related to income property decreased due to a $1.6 million loan which went into non-accrual status during the current quarter.

At March 31, 1994 and December 31 and March 31, 1993, single-family residential non-accrual loans were 90.1%, 97.5%, and 92.5%, respectively, of total non-accrual loans.

Real estate and other assets acquired in settlement of loans.
- ------------------------------------------------------------
REO was $58.6 million, $75.0 million, and $103.0 million at March 31, 1994 and December 31 and March 31, 1993, respectively. The $16.4 million decrease in REO from December 31, 1993 to March 31, 1994 was due to a $7.0 million valuation adjustment recorded to facilitate an accelerated sale of California single-family residential REO, as well as to increased REO sales, and a decrease in the level of foreclosures. The decrease in REO at December 31, 1993 from March 31, 1993 was due primarily to the August 1993 sale in a single transaction of a portion of the Company's portfolio of single-family residential REO. The fifty-seven REO properties sold had a book value of $30.3 million at the time of the sale.
Included in income property REO of $13.8 million at March 31, 1994 were two hotels, an industrial building, one retail office, two single-family residential subdivisions, one apartment building, and one property zoned for residential development. Also included in income property REO was a residential subdivision purchased as part of the Rhode Island acquisition.

The activity in the Association's REO is presented in the following table:

                                       Three Months Ended
                                           March 31,
                                  --------          --------
                                    1994              1993
                                  --------          --------
                                        (In Thousands)
Beginning balance..............   $ 74,962          $ 99,376
Foreclosures, net..............      7,345            16,841
Capitalized expenses...........        283               381
Less:
  Sales........................    (15,131)          (13,028)
  Valuation adjustments........     (8,647)*            (635)
  Mortgage insurance receipts..        (67)             (117)
  Other........................       (150)              184
                                   -------           -------
Ending balance.................   $ 58,595          $103,002
                                   =======           =======

* Valuation adjustments include a $7.0 million adjustment recorded to facilitate an accelerated sale of California single-family residential REO.

Delinquent Loans
- ----------------
While non-accrual loans are generally loans which are more than ninety days past due, delinquent loans are all loans more than thirty days past due, including non-accrual loans. The following table presents the principal amount of the Association's delinquencies by loan types at the dates indicated:


                                    March 31, 1994                              December 31, 1993
                       ---------------------------------------      ---------------------------------------
                        30-59      60-89     90-days                 30-59      60-89     90-days
                         days      days     and over    Total         days      days     and over    Total
                       -------    ------    --------   -------      -------    ------    --------   -------
                                                       (Dollars in Thousands)
Single-family residen-
  tial real estate.... $ 18,816  $  8,854   $ 29,078  $ 56,748      $ 30,497  $ 13,139   $ 65,770  $109,406
Consumer..............      414       162      1,251     1,827           438        82      1,315     1,835
Income property.......       45       914      1,937     2,896         2,825       993        377     4,195
                        -------   -------    -------   -------       -------   -------    -------   -------
   Total.............. $ 19,275  $  9,930   $ 32,266  $ 61,471      $ 33,760  $ 14,214   $ 67,462  $115,436
                        =======   =======    =======   =======       =======   =======    =======   =======
Percent of total gross
  loan portfolio......     1.89%     0.98%      3.17%     6.04%         1.72%      .73%      3.44%     5.89%
                        =======   =======    =======   =======       =======   =======    =======   =======
Percent of total
  assets..............     0.53%     0.27%      0.89%     1.69%          .86%      .36%      1.72%     2.94%
                        =======   =======    =======   =======       =======   =======    =======   =======


                                    March 31, 1993
                       ---------------------------------------
                        30-59      60-89     90-days
                         days      days     and over    Total
                       -------    ------    --------   -------
                               (Dollars in Thousands)
Single-family residen-
  tial real estate.... $ 42,634  $ 16,173   $ 86,014  $144,821
Consumer..............      895       124      1,686     2,705
Income property.......       12       928      5,299     6,239
                        -------   -------    -------   -------
   Total.............. $ 43,541  $ 17,225   $ 92,999  $153,765
                        =======   =======    =======   =======
Percent of total gross
  loan portfolio......     1.85%     0.73%      3.96%     6.55%
                        =======   =======    =======   =======
Percent of total
  assets..............     1.09%     0.43%      2.34%     3.86%
                        =======   =======    =======   =======

Non-interest Income
- -------------------
Non-interest income totaled $17.3 million and $7.0 million for the quarters ended March 31, 1994 and 1993, respectively. The increase in non-interest income for the quarter ended March 31, 1994 resulted primarily from a gain of $13.6 million on the sale of $876.1 million of adjustable rate single-family residential real estate loans. This transaction, which was completed in March 1994, included $835.6 million in performing loans and $40.5 million of non-performing loans. Of the total loans sold, approximately 93% or $812 million were secured by properties located in California.

Fee income was $3.3 million lower for the quarter ended March 31, 1994 than for the same quarter last year. In the current quarter, fee income was impacted by a $3.5 million valuation adjustment to the Association's purchased mortgage servicing rights, which was recorded in anticipation of selling a portion of such rights due to the high costs of servicing the portfolio.

Non-interest income for the quarter ended March 31, 1994 included $4.4 million in gains on the sales of securities, including $4.3 million of realized capital gains allocated to the Association by two limited partnerships in which the Association has invested. For the same quarter in 1993, such capital gains totaled $1.1 million of the $3.9 million gain on investment securities. The remaining net gains on investment securities for the quarter ended March 31, 1993 resulted primarily from the sale of fixed rate securities from the available-for-sale portfolio.

Non-interest Expense
- --------------------
Total non-interest expense was $31.1 million and $21.6 million for the quarters ended March 31, 1994 and 1993, respectively. General and administrative expenses (compensation and benefits, occupancy and equipment, and other general and administrative expenses) increased $1.3 million, due to an acceleration of rental expense in anticipation of moving the corporate headquarters to Farmington, Connecticut in early 1995. As a result of this increase and lower average assets, the Association's annualized ratio of general and administrative expenses to average total assets was 1.93% for the three months ended March 31, 1994, compared to 1.76% for the same three months in 1993. Had average assets remained at 1993 levels during the first quarter of 1994, the annualized ratio of general and administrative expenses to average total assets would have been 1.89%. Finally, consistent with the Company's goal of reducing its geographic exposure, REO expense increased by $7.7 million to $10.3 million due primarily to a $7.0 million valuation adjustment recorded to facilitate an accelerated sale of California single-family residential REO and to $600,000 in writedowns of commercial REO.

Income Taxes
- ------------
Income tax benefit totaled $1.9 million for the three-month period ended March 31, 1994 and $115,000 expense for the three-month period ended March 31, 1993. Included in the tax benefit at March 31, 1994 is a reversal of $1.5 million of the deferred tax valuation allowance. The reversal was based on a re-evaluation of the realizability of the Company's deferred tax asset. Management believes that it is more likely than not that the Company will realize this tax benefit.

REGULATORY CAPITAL
- ------------------
The OTS capital requirements have three separate measures of capital adequacy: the first is a tangible core capital requirement of 1.5% of tangible assets; the second is a core capital requirement of 3% of adjusted total assets; and the third is a risk-based capital requirement that is 8% of risk-weighted assets. As discussed further in the Regulations section, an institution must have a leverage ratio of 4% or greater in order to be considered adequately capitalized. For additional regulations impacting the Association's regulatory capital, please see the Regulations section.

The following table reflects the regulatory capital position of the Association as well as the current regulatory capital requirements at March 31, 1994 and 1993:


                                  March 31, 1994                           March 31, 1993
                       ------------------------------------     ------------------------------------
                                            Fully Phased-in                          Fully Phased-in
Regulatory Capital           Actual            Regulatory             Actual            Regulatory
   Requirement          Regulatory Capital  Capital Required     Regulatory Capital  Capital Required
- ------------------      ------------------  ----------------     ------------------  ----------------
                                                    (Dollars In Thousands)
Tangible core capital       $168,809           $ 54,409                $170,852           $ 59,640
  Percent                       4.65%              1.50%                   4.30%              1.50%

Core capital (leverage)     $169,311           $145,110                $171,563           $159,068
  Percent                       4.67%              4.00%                   4.31%*             4.00%

Risk-based capital          $180,787           $107,608                $191,479           $150,415
  Percent                      13.44%              8.00%                  10.18%*             8.00%


RHODE ISLAND COVERED ASSETS
- ---------------------------
On May 8, 1992, the Association acquired $315.0 million in assets of four Rhode Island financial institutions which were in receivership proceedings under the jurisdiction of the Superior Court of Providence County, Rhode Island. Transactions completed in conjunction with the acquisition of the assets of the financial institutions are described in the Company's Form 10-K.

Since, as described in the Company's December 31, 1993 Form 10-K, the Association is protected against losses relative to the contractual provisions of the loans acquired from the Rhode Island institutions, including loans foreclosed upon by the Association subsequent to acquisition (the Rhode Island covered assets), the Association maintains these assets separately. At the dates indicated, the Association's portfolio of Rhode Island covered assets was as follows:

                                                      March 31,    December 31,   March 31,
                                                        1994*          1993*        1993*
                                                      ---------    ------------   ---------
                                                                  (In Thousands)
Loans:

  Single-family residential real estate loans.......  $ 36,502       $ 38,821     $ 42,674
  Consumer loans....................................    19,003         20,394       27,117
  Income property loans.............................    36,522         38,256       52,569
  Commercial loans..................................     1,269          1,335        1,217
                                                       -------        -------      -------
      Total loans...................................    93,296         98,806      123,577

REO.................................................     6,563          6,819        6,532
                                                       -------        -------      -------
      Total covered assets..........................  $ 99,859       $105,625     $130,109
                                                       =======        =======      =======

*  Net of credit and interest adjustments

The Rhode Island loans have delinquency rates which are generally higher than those previously experienced by the Association on its other lending activities. Since the Association is protected against losses on these loans, based on contractual provisions, the Rhode Island non-accrual loans are also segregated from the Association's other non-accrual loans. Following is a table of Rhode Island non-accrual loans:

                                        March 31, 1994  December 31, 1993  March 31, 1993
                                        --------------  -----------------  --------------
                                                          (In Thousands)
Single-family residential real
  estate loans........................      $2,157           $2,718           $ 3,945
Consumer loans........................       1,146            1,045             1,881
Income property loans.................       3,628            4,145            10,605
Commercial loans......................          31               30               120
                                             -----            -----            ------
Total.................................      $6,962           $7,938           $16,551
                                             =====            =====            ======

FINANCIAL CONDITION
- -------------------
Total assets at March 31, 1994 were $3.6 billion, compared to $3.9 billion and $4.0 billion at December 31 and March 31, 1993, respectively. Asset size and composition have generally been determined by seeking the optimal balance among regulatory capital requirements, liquidity, yield, and risk.

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

As a result of these factors, beginning in the third quarter of 1993, the Company modified its operating strategy both with regard to lending and to balance sheet structure. This modified strategy is intended to reduce the Company's loan concentration in California, to reduce credit costs, and to increase the net interest margin. In September of 1993, the Association changed its strategy by sharply reducing the volume of adjustable rate mortgages (ARMs) originated for portfolio in California and by replacing the California ARM originations with 10 and 15 year fixed rate mortgages originated in the Northeast and with the purchase of both adjustable rate and 15 year fixed rate mortgage-backed securities. California portfolio production was sharply curtailed in order to lower the concentration of California loans in the loan portfolio due to the fact that initial discounts on ARM rates in California exceeded the Association's pricing guidelines. Fixed rate mortgages with terms of 15 years or less were added to the portfolio in order to increase the net interest spread and to reduce the degree to which the Association's interest rate risk profile had become asset sensitive. MBSs were added to meet the remaining asset generation needs of the Company. Displacing whole loans, particularly those originated in California, with MBSs reduced credit risk and increased the risk-based capital ratio. In February 1994, the Company closed its loan origination offices in California and Colorado.
Finally, in March 1994, the Company sold $876.1 million of single-family adjustable rate residential mortgage loans, $40.5 million of which were non-performing and 93% of which were secured by California properties.

Retail deposits, the Association's least expensive source of funds, decreased to $2.9 billion at March 31, 1994, compared to $3.0 billion and $3.1 billion at December 31 and March 31, 1993, respectively. Following the trend of low interest rates in the economy, the Association has experienced a significant reduction in its cost of retail deposits. These lower rates have caused some depositors who are struggling to preserve their former level of income to seek higher yields through alternative investments, and others to reduce their outstanding high interest rate liabilities. Others have withdrawn funds to meet their financial obligations due to a loss in personal income.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------
The primary source of funds for the Association is retail deposits, while secondary sources include FHLB advances; other collateralized borrowings including repurchase agreements;

debentures; and internally-generated cash flows resulting from the maturity, amortization, and prepayment of assets as well as sales of loans and securities from the available-for-sale portfolios.

The Association's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans. The following table sets forth the composition of the Association's single-family residential mortgage loan originations for the periods indicated:

                             Three Months Ended
                                  March 31,
                 -------------------------------------------
                        1994                   1993
                 --------------------   --------------------
                  Amount   % of Total    Amount   % of Total
                 --------  ----------   --------  ----------
                            (Dollars in Thousands)
Adjustable....   $ 18,658     25.81%    $154,193     86.26%
Fixed.........     53,621     74.19       24,571     13.74
                  -------    ------      -------    ------
    Total.....   $ 72,279    100.00%    $178,764    100.00%
                  =======    ======      =======    ======

The composition of the Association's residential mortgage loan portfolio at March 31, 1994, December 31, 1993, and
March 31, 1993 was as follows:


                         March 31, 1994           December 31, 1993            March 31, 1993
                    ----------------------     ----------------------     ----------------------
                      Amount    % of Total       Amount    % of Total       Amount    % of Total
                    ----------  ----------     ----------  ----------     ----------  ----------
                                               (Dollars in Thousands)
Adjustable.......   $  773,847     85.56%      $1,701,978     92.21%      $2,107,208     95.15%
Fixed............      130,633     14.44          143,812      7.79          107,462      4.85
                     ---------    ------        ---------    ------        ---------    ------
    Total........   $  904,480    100.00%      $1,845,790    100.00%      $2,214,670    100.00%
                     =========    ======        =========    ======        =========    ======

Total loans originated during the three months ended March 31, 1994 and 1993 were $80.8 million and $183.1 million, respectively. The decrease in loan originations resulted primarily from the February 1994 closings of the Association's mortgage lending operations in California and Colorado. At March 31, 1994, the Association was committed to fund mortgage loans totaling $20.4 million, including $5.7 million in adjustable rate mortgages. The Association expects to fund such loans from its liquidity sources.

As noted previously, the Company has signed agreements for the sale of fifteen of its branches. These sales are expected to be funded primarily with wholesale borrowings, either repurchase agreements or FHLB advances of varying maturities. However, depending upon the depository environment at or about the time of the closings, additional funds may be raised by increasing deposits at the remaining branches.

Net cash provided by operations during the three months ended
March 31, 1994 totaled $15.7 million. Adjustments to net income of $1.0 million provided $14.7 million of net cash, including proceeds from sales of loans available-for-sale of $69.2 million. In addition, loans originated and purchased for the available-for-sale portfolio utilized $42.2 million in cash. Remaining adjustments to net income used $12.3 million in cash.

Net cash provided by investing activities during the three months ended March 31, 1994 totaled $183.8 million. Loans originated and purchased used $45.8 million of cash, while purchases of mortgage-backed securities and investment securities used cash of $480.0 million and $396.6 million, respectively. Principal collected on loans and mortgage-backed securities generated cash of $77.2 million and $105.5 million, respectively, while maturities of investment securities provided $28.6 million in cash. Proceeds from sales of loans totaled $870.6 million. Sales of REO generated $14.9 million in cash. All other investing activities provided net cash of $9.4 million.

Net cash used in financing activities during the three months ended March 31, 1994 totaled $277.5 million and resulted primarily from a $145.0 million net decrease in FHLB advances and a $97.7 million decrease in securities sold under agreements to repurchase. Decreases in retail deposits from December 31, 1993 used $30.5 million in cash. As noted previously, this decrease in deposits was a consequence of the low interest rates in the economy due to the continuing recession. All other financing activities used net cash of $4.3 million.

The liquidity of the Association is measured by the ratio of its liquid assets to the net withdrawable deposits and borrowings payable in one year or less. A portion of these liquid assets are in the form of non-interest bearing reserves required by Federal Reserve Board regulations. For total transaction account deposits of $46.8 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $46.8 million, a 10% reserve is required. The Federal Reserve Board may adjust the latter reserve percentage within a range of 8-14%. The Association is also subject to OTS regulations which require the maintenance of a daily average balance of liquid assets equal to 5%. The ratio averaged 5.97% for the three months ended March 31, 1994, compared to 5.91% for the three months ended March 31, 1993. In addition to the regulatory requirements, the average liquidity ratio reflects management's expectations of future loan fundings, operating needs, and the general economic and regulatory climate. In addition, the Association is required by OTS regulations to maintain a daily average balance of short-term liquid assets of 1%. The ratio averaged 3.57% and 1.94% for the three months ended March 31, 1994 and 1993, respectively.

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

Increased capital remains a significant focus for the Association because, notwithstanding that it has achieved compliance with its fully phased-in regulatory capital requirements, the Association does not meet the standards for a well-capitalized institution promulgated pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The ability of the Company to make capital distributions is restricted by the limited cash resources of the Company and the ability of the Company to receive dividends from the Association. The Association's payment of dividends is subject to regulatory limitations, particularly the Prompt Corrective Action regulation, which prohibits the payment of a dividend if such payment would cause the Association to become undercapitalized. Also, the Company and the OTS entered into a Dividend Limitation Agreement as a part of the holding company approval process which prohibited the payment of dividends to the holding company without prior written OTS approval if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement.

On March 18, 1994, the Company's Board of Directors voted to declare a stock dividend payable on April 1, 1994 on the Company's $8.50 Cumulative Preferred Stock, Series B (the Series B preferred stock) of one share of Series B preferred stock for each $100 of the amount of dividends payable on April 1, 1994, and accumulated and unpaid as of that date, to holders of record on March 18, 1994. On April 1, 1994, the Company paid the $855,474 of dividends then payable on the Series B preferred stock through the issuance of an additional 8,555 shares of Series B preferred stock.

In addition, the interest and principal repayment obligations on the 9% Debentures constitute an impediment to the Company's ability to pay cash dividends. The $38.4 million net balance of 9% Debentures at March 31, 1994 require annual interest payments of $3.7 million. In addition, the Company is required to repurchase 6 2/3% of the 9% Debentures outstanding as of March 1, 1998 in each year commencing on May 1, 1998. Prior to May 1, 1997, the Company may fulfill its interest payment obligation by the issuance of additional 9% Debentures. In meeting this interest obligation, the Company has issued an additional $5.0 million in 9% Debentures, which are included in the outstanding principal at March 31, 1994. Any such issuance, however, increases the aggregate annual interest obligation and also the amount of 9% Debentures required to be repurchased annually commencing May 1, 1998.

INTEREST RATE RISK MANAGEMENT
- -----------------------------
From the quarter ended March 31, 1993 through the quarter ended March 31, 1994, the Association's interest rate spread decreased 49 basis points, averaging 1.67% and 2.16% for the quarters ended March 31, 1994 and 1993, respectively. Had prepayments on the Association's mortgage-backed securities not occurred, the interest rate spread for the quarter ended March 31, 1994 would have been 1.88%. The Association continually monitors the repricing characteristics of its interest-earning assets and interest-bearing liabilities. The Association's one-year gap at March 31, 1994 was a positive $313.7 million, or 8.65% of assets, compared to a positive $498.0 million, or 12.51% of assets, at March 31, 1993. The Association's interest rate sensitivity analysis (Exhibit 99.1) shows that the Association has little interest rate risk resulting from the traditional thrift institution mismatch between asset and liability repricing. This diminished risk is a result of the Association's historic emphasis on the origination of adjustable rate single-family residential mortgages and its reliance on retail deposits as its primary source.

Exhibit 99.1 does not indicate, however, the interest rate risk resulting from the several options which borrowers and depositors have nor does it indicate the risks resulting from assets and liabilities being tied to different interest rate indices. Borrowers have the option to prepay loans at any time and to have changes in rates on adjustable rate loans be constrained by periodic and lifetime caps. Depositors have the option to withdraw funds from certificates of deposit prior to maturity upon the payment of a penalty. The Association's interest rate risk is due to the effects of options, since the Association has little interest rate risk resulting from repricing mismatches. Basis risk, or the risk from assets and liabilities being tied to different interest rate indices, is not a material source of interest rate risk for the Association.

REGULATIONS
- -----------
Current Capital Regulations. The current OTS regulatory capital regulations require savings associations to meet three capital standards: (1) tangible core capital of 1.5% of adjusted total assets, (2) core capital (leverage ratio) of 3% of adjusted total assets, and (3) risk-based capital of 8% of risk-weighted assets. In calculating tangible core capital, a savings association must deduct from capital most intangible assets. Core capital consists of tangible core capital plus certain intangible assets such as qualifying purchased mortgage servicing rights and certain qualifying supervisory goodwill which meets the requirements of FIRREA. Other than qualifying purchased mortgage servicing rights and certain qualifying supervisory goodwill as described below, intangible assets must be deducted from core capital unless they meet a three-part test relating to identifiability, marketability, and liquidity in which event they may be included in an amount up to 25% of core capital. On February 2, 1994, the OTS issued a final rule, effective March 4, 1994, which permits the inclusion of purchased mortgage servicing rights in capital provided that those rights, in the aggregate, do not exceed 50% of core capital. This rule requires that all other intangibles, including core deposit intangibles with certain limited exceptions, be deducted from capital. This rule has minimal impact on the Association since the Association's purchased mortgage servicing rights comprise less than 1.0% of core capital at March 31, 1994. In addition, the OTS will grandfather core deposit intangibles resulting from prior transactions or transactions under firm contract as of March 4, 1994. As of March 31, 1994, the Association had only $501,475 of core deposit intangibles which are so grandfathered. Supervisory goodwill includable in core capital is being phased out over five years, with all goodwill completely excluded from capital after December 31, 1994. Since the Company has eliminated all of its supervisory goodwill through valuation adjustments and the utilization of net operating loss carryforwards, the phaseout of supervisory goodwill from capital will have no impact on the Company in the future.

The risk-based capital requirement for savings associations of 8% of risk-weighted assets was phased in over three years. Thrifts were required to meet 100% of the requirement, or 8%, on December 31, 1992. The risk-based capital requirement includes core capital plus supplementary capital to the extent that supplementary capital does not exceed 100% of core capital. Supplementary capital includes certain capital instruments which are not included in core capital and general loan loss allowances. Risk-weighted assets equal total assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk-weighting applicable to the asset category. The capital regulations assign each asset held by a savings association to one of four risk-weighting categories, based upon the credit risk associated with each asset or item. The risk-weighting categories range from 0% for low-risk assets (such as U.S. Treasury securities and Government National Mortgage Association securities) to 100% for assets deemed to be of higher risk (such as repossessed assets and certain equity investments). On March 19, 1993, the OTS issued a final rule changing the risk-based capital treatment of certain equity investments to parallel the capital treatment of those investments under the rules applicable to national banks.
Effective April 19, 1993, savings associations were required to place these investments in the 100% risk-weight category.

FDICIA requires the federal banking agencies to review their risk-based capital standards to ensure that those standards take adequate account of: (1) interest rate risk; (2) concentration of credit risks; and (3) the risks of nontraditional activities. FDICIA also mandates that the federal banking agencies publish final regulations no later than 18 months after the enactment of FDICIA or June 18, 1993, as well as establish reasonable transition rules to facilitate compliance with those rules. In addition, on

February 22, 1994, the OTS published proposed rules to take adequate account of credit concentration risk and the risk of non-traditional activities. The OTS has not published final rules implementing this provision of FDICIA. Since these proposed rules are not yet final, it is not possible to assess their impact on the Association.

Final OTS Interest Rate Risk Component.
- --------------------------------------
The OTS final rule adding an interest rate risk component to its risk-based capital rule was adopted on August 31, 1993 and became effective January 1, 1994. Under the rule, savings associations are divided into two groups, those with "normal" levels of interest rate risk and those with greater than "normal" levels of interest rate risk. Associations with greater than normal levels will be subject to a deduction from total capital for purposes of calculating risk-based capital. Interest rate risk is measured by the change in Net Portfolio Value under a 2.0% change in market interest rates. Net Portfolio Value is essentially the economic value of an association's assets less the economic value of its liabilities adjusted for the economic value of off-balance-sheet contracts. If an association's change in Net Portfolio Value under a 2.0% change in market interest rates exceeds 2.0% of the estimated economic value of its assets, it will be considered to have greater than normal interest rate risk, and its total capital for risk-based capital purposes will be reduced by one-half of the difference between its measured interest rate risk and the normal level of 2.0%. The rule adjusts the interest rate risk measurement methodology when interest rates are low. In the event that the 3-month Treasury rate is below 4.0%, interest rate risk will be measured under a 2.0% increase in interest rates and under a decrease in interest rates equal to one-half the value of the 3-month Treasury rate. According to the most recent OTS measurements, Northeast Savings' interest rate risk is within the normal range.

Proposed Leverage Ratio Requirement.
- -----------------------------------
On April 22, 1991, the OTS issued a notice of proposed rulemaking to establish a new minimum leverage ratio of 3% of adjusted total assets for savings associations without any supervisory, financial, or operational deficiencies, that is, associations receiving a composite rating of 1 on their regulatory examinations under the OTS MACRO system. The leverage ratio is the ratio of core capital to adjusted total assets. Higher leverage ratios, generally 100 to 200 basis points higher, would be required for all other associations, as warranted by particular circumstances or risk profiles. Thus, for all but the most highly rated institutions meeting the conditions set forth in the OTS notice, the minimum leverage ratio would be 3% plus an additional 100 to 200 basis points determined on a case-by-case basis. In all cases, savings institutions would be required to hold capital commensurate with the quality of risk management systems and the level of overall risk in each individual savings association as determined through the supervisory process on a case-by-case basis. Savings associations that no longer pass the minimum capital standards because of the new core capital leverage ratio requirements would be subject to certain restrictions and a limitation on distributions and would be required to submit capital plans that detail the steps they will take to reach compliance with the fully phased-in capital standards by December 31, 1994. These capital plans would be due within 60 days of the effective date of the rule. The Association continues to exceed all current capital requirements including the anticipated increased leverage ratio requirement. Although the proposed leverage requirement is not yet final, under the Prompt Corrective Action rules discussed below, which became effective December 19, 1992, an institution must have a leverage ratio of 4% or greater (unless it has a composite one MACRO rating) in order to be considered adequately capitalized.

The OTS has indicated that it plans to propose regulatory changes and to reduce the minimum leverage ratio requirement from 4.0% to 3.0% on July 1, 1994, presumably to reduce the level required to be adequately capitalized under the Prompt Corrective Action Regulation. No notice of such proposed rulemaking has been issued by the OTS. Under the requirements of FIRREA, the OTS' capital standards can be no less stringent than those applicable to national banks. A change in the minimum leverage requirement for savings associations, therefore, may require a change in the minimum leverage requirements for national banks.

Prompt Corrective Action. Under the Prompt Corrective Action provision of FDICIA, regulations were implemented on December 19, 1992 whereby all financial institutions are placed in one of five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies are required to take certain supervisory actions against undercapitalized institutions. The severity of such actions depends upon the degree of undercapitalization. Undercapitalized thrifts will be required to submit a capital restoration plan for OTS approval. This capital restoration plan may be approved by the OTS only if the parent holding company of the undercapitalized institution guarantees that the institution will comply with the plan and provides appropriate assurances of performance. Aggregate liability for the holding company under such guarantee is the lesser of five percent (5%) of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all capital standards applicable at the time the institution fails to comply with the capital restoration plan. In addition, undercapitalized institutions are subject to increased monitoring and restrictions on capital distributions, asset growth and acquisitions, branching and new activities. Significantly undercapitalized institutions (or undercapitalized institutions that fail to submit a capital plan) are subject to a number of additional measures including restrictions on deposit interest rates, forced sale of stock or merger, changes in management, forced divestitures of affiliates or subsidiaries by the institution or its holding company, and restrictions on compensation.

The relevant capital measures for the categories of well-capitalized, adequately capitalized, undercapitalized and significantly undercapitalized, are defined to be the ratio of total capital to risk-weighted assets (i.e., the OTS risk-based capital requirement), the ratio of core capital to risk-weighted assets (i.e., the OTS Tier I risk-based capital requirement) and the ratio of core capital to adjusted total assets (i.e., the OTS core or leverage capital requirement). Under the rules, an institution will be deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core capital to risk-weighted assets capital ratio of 6% or greater and a ratio of core capital to adjusted total assets of 5% or greater and the institution is not subject to any order, written agreement or Prompt Corrective Action directive. An institution is deemed to be adequately capitalized if it has total risk-based capital of 8% or greater, core capital to risk-weighted assets capital ratio of 4% or greater and a ratio of core capital to total assets of 4% or greater (unless it has a composite one MACRO rating). An institution is deemed to be undercapitalized if it fails to meet any of the relevant capital measures to be considered adequately capitalized, and significantly undercapitalized if it has a total risk-based capital ratio of less than 6% or a core capital to risk-weighted assets capital ratio of less than 3% or a leverage ratio of less than 3%. An institution with a ratio of tangible equity to total assets of 2% or less is deemed to be critically undercapitalized.

FDICIA and the Prompt Corrective Action rule require, with very limited exception, that an insured depository institution that is critically undercapitalized be placed in conservatorship within 90 days unless the OTS and the Federal Deposit Insurance Corporation
(FDIC) concur that other action would better achieve the purpose of the regulation. Such determination to defer placing an institution in receivership must be reissued every 90 days up to 270 days after the institution becomes "undercapitalized" and must document the reasons the OTS and FDIC believe action other than conservatorship would be more appropriate.

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

Based on the Association's capital position at March 31, 1994, Northeast Savings is an adequately capitalized institution and will not be subject to any of the restrictions imposed by the Prompt Corrective Action rule on institutions that are less than adequately capitalized. However, should the Association receive a less than satisfactory rating for asset quality, earnings, liquidity or management in a regulatory examination, the OTS could impose restrictions upon Northeast Savings as if it were a less than adequately capitalized institution until such time as the less than satisfactory rating is corrected.

New Safety and Soundness Standards. FDICIA also requires that the regulatory agencies, including the OTS and the FDIC, prescribe certain safety and soundness standards for insured depository institutions and depository institution holding companies. Three types of standards must be prescribed: (1) operational and managerial; (2) asset quality and earnings; and (3) compensation. On November 18, 1993, the federal banking agencies published proposed safety and soundness standards to implement this provision of FDICIA. The proposed operational and managerial standards relate to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees, and benefits. In addition, the proposed standards would establish a maximum ratio of classified assets to total capital of 1.0. The federal banking agencies have also proposed minimum earnings standards which require that an institution continue to meet minimum capital standards assuming that any losses experienced over the past four quarters were to continue over the next four quarters. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation of executive officers, employees, directors, and principal stockholders of insured institutions that would prohibit compensation and benefit arrangements that are excessive or that could lead to material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it would be required to submit a plan describing the steps the institution will take to correct the deficiency. If an institution fails to submit or to implement an acceptable plan, the appropriate federal banking agency may impose restrictions on the institution's holding company including any of the restrictions applicable under the prompt corrective action provision of FDICIA.

Limitation on Capital Distributions. The Prompt Corrective Action regulation provides that a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. Also, the Company and the OTS entered into a Dividend Limitation Agreement as a part of the holding company approval process which prohibited the payment of dividends to the holding company without prior written OTS approval if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement.

Further, the OTS has a Capital Distribution Regulation which also governs capital distributions. The OTS regulation differentiates among savings institutions primarily by their capital levels. Associations which meet their fully phased-in capital requirements are considered Tier 1 associations and require only normal OTS supervision. A Tier 1 association may make capital distributions during a calendar year up to the higher of: (1) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio of the beginning of the calendar year; or (2) 75% of its net income over the most recent four-quarter period. A Tier 1 association would not be permitted to make capital distributions in excess of the foregoing limit without prior OTS approval. Capital surplus is defined as the amount of capital over an association's fully phased-in capital requirement. The Association meets its fully phased-in regulatory capital requirements and is a Tier 1 association.

Insurance of Deposits. The FDIC is the federal deposit insurance administrator for both banks and savings associations. The FDIC administers separate insurance funds, the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF) for thrifts and banks respectively, and assessment rates are set independently. The FDIC has the specified authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the SAIF. In addition, FDICIA requires that the FDIC establish a risk-based deposit insurance premium system which was effective as of January 1, 1994. In establishing such a system, the FDIC is required by FDICIA to take into consideration the risks attributable to different categories and concentrations of assets and liabilities and the revenue needs of the deposit insurance funds.

On October 1, 1992, the FDIC published final rules increasing the deposit insurance assessment rate to be paid by BIF and SAIF insured institutions during two semiannual periods in 1993 and thereafter and adopting a transitional risk-based deposit insurance assessment system. The transitional system became effective January 1, 1993 and remained in effect until implementation of the permanent risk-based assessment system one year later. Under the transitional rule, the annual assessment rate for each SAIF insured institution is determined on the basis of capital and supervisory measures. For the capital measure, institutions are assigned to one of three capital groups: well-capitalized, adequately capitalized or undercapitalized. The first two groups are defined by application of the capital ratio standards imposed under the Prompt Corrective Action rule (discussed above). The third group consists of those institutions not qualifying as well capitalized or adequately capitalized. Within each group, institutions are assigned to one of three supervisory subgroups: healthy, supervisory concern, or substantial supervisory concern. The FDIC assigns institutions to supervisory subgroups on the basis of supervisory evaluations provided by the institution's primary federal regulator and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the insurance fund. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Under the rule, there are nine combinations of groups with assessments ranging from 23 cents for each $100 of insured deposits to 31 cents for each $100 of insured deposits depending upon the risk group to which a savings association is assigned. A savings association's capital group is determined on the basis of data reported in its thrift financial report as of the date closest to June 30 or December 31 that includes the necessary capital data. Northeast Savings is deemed to be an adequately capitalized association.

On June 17, 1993, the FDIC adopted a final rule establishing a risk-based deposit insurance premium assessment system to be implemented with the semi-annual assessment period commencing January 1, 1994. Except for limited changes, the structure of the permanent system is substantially the same as the structure of the transitional system it replaced. The FDIC is authorized to raise insurance premiums for SAIF members in certain circumstances. If the FDIC determined to increase the assessment rate for all SAIF institutions, institutions in all risk categories could be affected. Any increase in premiums could have an adverse effect on the Association's earnings. In the three months ended
March 31, 1994, SAIF deposit insurance premiums increased to $2.2 million from $1.6 million for the same three months last year.

The FDIC has authority to terminate the insurance of deposits of savings associations upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. In addition, the FDIC has power to suspend temporarily a savings association's insurance on deposits received after the issuance of a suspension order in the event that the savings association has no tangible capital. Savings associations are allowed to include certain goodwill in tangible capital for this requirement; however, any savings association with no tangible capital prior to including goodwill would be considered a "special supervisory savings association."

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

In addition, insured depository institutions with total assets at or above $500 million will also be required to establish an independent audit committee comprised of outside directors. Further, at least two audit committee members of institutions with total assets at or above $3 billion must have banking or related financial management expertise, and its audit committee must have access to outside counsel. The Association has surveyed the members of the audit committee and determined that all members are qualified under the rule.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
- ----------------------------------------------
In November 1992, the FASB issued SFAS 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including worker's compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage.

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

SFAS 112 is effective for fiscal years beginning after December 15, 1993. Generally, the Association does not provide benefits to its former or inactive employees after employment but before retirement. Based on the Company's analysis, SFAS 112 has virtually no impact on the Company.

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

SFAS 114 addresses the accounting by creditors for impairment of certain loans and applies to financial statements for fiscal years beginning after December 15, 1994. Earlier application is encouraged. Management implemented SFAS 114 for the year ended December 31, 1993. Since the Company was previously in compliance with SFAS 114, the statement did not impact the Company's results of operations or financial condition.

SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

 * Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

 * Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

 * Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

SFAS 115 does not apply to unsecuritized loans. However, after mortgage loans are converted to mortgage-backed securities, they are subject to its provisions. SFAS 115 supersedes SFAS 12, "Accounting for Certain Marketable Securities," and related Interpretations and amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to eliminate mortgage-backed securities from its scope.

SFAS 115 was effective for fiscal years beginning after December 15, 1993. It is to be initially applied as of the beginning of an enterprise's fiscal year and cannot be applied retroactively to prior years' financial statements. However, an enterprise may elect to initially apply SFAS 115 as of the end of an earlier fiscal year for which annual financial statements have not previously been issued. Correspondingly, the Company adopted SFAS 115 as of the end of the year ended December 31, 1993. As a result, at March 31, 1994 and December 31, 1993, unrealized gains of $7.5 million and $9.5 million, respectively, net of tax effect, were recognized in stockholders' equity and increased the Association's core capital by 21 basis points and 22 basis points, respectively.

On June 30, 1993, the FASB issued a proposed Statement of Financial Accounting Standards, "Accounting for Stock-based Compensation" (the proposed Statement). The proposed Statement would establish financial accounting and reporting standards for stock-based compensation paid to employees. It would supersede APB 25, "Accounting for Stock Issued to Employees." The proposed requirements also would apply to other transactions in which equity instruments are issued to suppliers of goods or services.

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

On November 22, 1993, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans." This SOP supersedes AICPA SOP 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," which was issued in December 1976. SOP 93-6 applies to all employers with ESOPs, both leveraged and nonleveraged and requires the following:

* Employers should report the issuance of new shares or the sale of treasury shares to the ESOP when the issuance or sale occurs and should report a corresponding charge to unearned ESOP shares, a contra-equity account.

* For ESOP shares committed to be released in a period to compensate employees directly, employers should recognize compensation cost equal to the fair value of the shares committed to be released.

* For ESOP shares committed to be released in a period to settle or fund liabilities for other employee benefits, such as an employer's match of employees' 401(k) contributions or an employer's obligation under a formula profit-sharing plan, employers should report satisfaction of the liabilities when the shares are committed to be released to settle the liabilities. Compensation cost and liabilities associated with providing such benefits to employees should be recognized the way they would be if an ESOP had not been used to fund the benefit.

* For ESOP shares committed to be released to replace dividends on allocated shares used for debt service, employers should report satisfaction of the liability to pay dividends when the shares are committed to be released for that purpose.

* Employers should credit unearned ESOP shares as the shares are committed to be released based on the cost of the shares to the ESOP. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP should be charged or credited to additional paid-in capital.

* Employers should charge dividends on allocated ESOP shares to retained earnings. Employers should report dividends on unallocated shares as a reduction of debt or accrued interest or as compensation cost, depending on whether the dividends are used for debt service or paid to participants.

* Employers should report redemptions of ESOP shares as purchases of treasury stock.

* Employers should report loans from outside lenders to ESOPs as liabilities in their balance sheets and should report interest cost on the debt. Employers with internally leveraged ESOPs should not report the loan receivable from the ESOP as an asset and should not report the ESOP's debt from the employer as a liability.

* For earnings-per-share (EPS) computations, ESOP shares that have been committed to be released should be considered outstanding. ESOP shares that have not been committed to be released should not be considered outstanding.

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

SOP 93-6 was effective for fiscal years beginning after December 15, 1993. Employers are required to apply the provisions of SOP 93-6 to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. Employers are permitted, but not required, to apply the provisions of ESOP 93-6 to shares purchased by ESOPs on or before December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. The Company adopted SOP 93-6 as of January 1, 1994. The adoption had no significant effect on the results of operation or the financial condition of the Company.

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

SELECTED RATIOS AND STATISTICS
- ------------------------------
The Company's annualized return on average assets was .11% for the quarter ended March 31, 1994, compared to .01% for the quarter ended March 31, 1993. The annualized return on stockholders' equity was .66% for the three months ended March 31, 1994, versus (9.70)% for the same period in 1993.

                              PART II

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------
On December 6, 1989, Northeast Savings filed a complaint in the United States District Court for the District of Columbia against the FDIC and the OTS, as successor regulatory agencies to the FSLIC and the FHLBB. It was the position of the Association in the litigation that the denial by the OTS and the FDIC of core capital treatment of the adjustable rate preferred stock and the elimination from capital, subject to limited inclusion during a phaseout period, of supervisory goodwill constitutes a breach of contract, as well as a taking of the Association's property without just compensation or due process of law in violation of the Fifth Amendment to the United States Constitution. The Association sought a determination by the court to this effect and to enjoin the defendants and their officers, agents, employees and attorneys, and those persons in active concert or participation with them, from enforcing the provisions of FIRREA and the OTS regulations or from taking other actions that are inconsistent with their contractual obligations to Northeast Savings. The suit sought an injunction requiring the OTS and FDIC to abide by their contractual agreements to recognize as regulatory capital the supervisory goodwill booked by Northeast Savings as a result of its 1982 acquisition from the FSLIC of three insolvent thrifts. On July 16, 1991, the district court ruled that it lacked jurisdiction over the action but that Northeast Savings could bring a damages action against the government in the United States Claims Court. On July 8, 1992, the Association moved to voluntarily dismiss its appeal of the district court decision dismissing its action seeking injunctive relief. This motion was made with a view toward refiling the Association's lawsuit against the government in the United States Claims Court, so as to seek damages against the United States rather than injunctive relief against the OTS and FDIC. This motion was made for two reasons. First, by virtue of the Association's greatly improved financial and regulatory capital condition, including its compliance with all fully phased-in capital requirements, and its tangible capital position exceeding four percent, the Association determined that it was no longer in need of injunctive relief. Rather, the Association determined that it was now in its best interest to pursue a damages claim against the United States in the Claims Court. Second, the Association sought to dismiss its appeal and refile in the Claims Court because of the adverse decision of the Court of Appeals for the D.C. Circuit in another "supervisory goodwill" case, TransOhio Savings
                                                -----------------
Bank, et al. v. Director, OTS, et al., 967 F.2d 598 (June 12,
- -------------------------------------
1992). Neither the OTS nor the FDIC opposed the Association's motion. The D.C. Circuit granted the Association's motion to voluntarily dismiss its appeal on July 9, 1992. On August 12, 1992, Northeast Savings refiled its action in the United States Claims Court, Northeast Savings, F.A. v. United States, No. 92-
               ----------------------------------------
550c. Note that, effective October 29, 1992, the United States Claims Court was renamed the United States Court of Federal Claims. Northeast Savings' complaint seeks monetary relief against the United States on theories of breach of contract, taking of property without just compensation, and deprivation of property without due process of law. The United States has not yet filed an answer to the Complaint. On May 25, 1993, a three-judge panel of the Federal Circuit Court of Appeals ruled against the plaintiffs in three other consolidated "supervisory goodwill" cases, holding that the thrift institutions had not obtained an "unmistakable" promise from the government that it would not change the law in such a manner as to abrogate its contractual obligations and that the plaintiffs therefore bore the risk of such a change in the law. Winstar Corp.
                                                      -------------
v. United States, No. 92-5164.  On August 18, 1993, however, the
- ----------------
full Federal Circuit, acting in response to a Petition for Rehearing with Suggestion for Rehearing In Banc filed by two of the three plaintiffs in these cases, vacated the May 25 panel decision, ordered the panel opinion withdrawn, and ordered that the case be reheard by the full Court. Oral argument in the Winstar case was
                                                 -------
held on February 10, 1994. On June 3, 1993, the Court of Federal Claims entered an order staying proceedings in Northeast Savings' case pending further action by the Federal Circuit in the Winstar
                                                          -------
case or any action taken by the Supreme Court on any petition for a writ of certiorari in that case.

The Association is involved in litigation arising in the normal course of business. Although the legal responsibility and financial impact with respect to such litigation cannot presently be estimated with certainty, management does not anticipate that any of these matters will result in the payment of damages by the Association that, in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Company.

ITEM 2 - CHANGES IN SECURITIES
- ------------------------------
The ability of the Company to make capital distributions is restricted by the OTS Capital Distribution Regulation, the Prompt Corrective Action Regulation, and the Dividend Limitation Agreement entered into in connection with the OTS approval of the holding company reorganization. In general, the payment of dividends to the holding company without prior OTS approval is prohibited if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement and otherwise is subject to additional limitations as discussed more fully in Management's Discussion and Analysis - "Regulations".

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------
None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
None.

ITEM 5 - OTHER INFORMATION
- --------------------------
None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)     Exhibits required by Securities and Exchange Commission
        Regulation S-K.

Exhibit
No.
- -------
11.1 -   Computation of net income (loss) per common share
99.1 -   Interest rate sensitivity analysis at March 31, 1994
99.2 -   Average balance sheet for the three months ended
         March 31, 1994 and 1993
99.3 -   Rate/Volume analysis for the three months ended
         March 31, 1994 and 1993

(b)      Reports on Form 8-K

         None.

                                                                                  Exhibit 11.1

                                            NORTHEAST FEDERAL CORP.
                              COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                              (Dollars in Thousands, Except Per Share Amounts)

                                                                 Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                             1994                 1993
                                                          ----------           ----------
Primary income (loss) per common share:

    Net income......................................     $     1,007           $      141
    Preferred stock dividend requirements...........            (855)              (1,653)
                                                          ----------            ---------
    Net income (loss) applicable to common stock-
      holders for the calculation of primary loss...     $       152           $   (1,512)
                                                          ==========            =========

Weighted average shares outstanding.................      13,509,609            5,773,813
Dilutive effect of outstanding stock options........         256,456                   *
Dilutive effect of outstanding stock warrants.......         359,702                   *
                                                          ----------            ---------
Weighted average shares, as adjusted, for
  the calculation of primary income (loss)..........      14,125,767            5,773,813
                                                          ==========            =========

       Primary income (loss) per common share.......     $       .01           $     (.26)
                                                          ==========            =========

Fully diluted income (loss) per common share:

    Net income......................................     $     1,007           $      141
    Preferred stock dividend requirements...........            (855)              (1,653)
    Interest expense on convertible subordinated
      debentures, net of tax........................              -                    *
                                                          ----------            ---------
    Net income (loss) applicable to common stock-
      holders for the calculation of fully diluted
      income (loss).................................     $       152           $   (1,512)
                                                          ==========            =========

Weighted average shares outstanding.................      13,509,609            5,773,813
Dilutive effect of outstanding stock options........         265,856                   *
Dilutive effect of outstanding stock warrants.......         375,833                   *
Dilutive effect of shares issuable from assumed
  conversions of convertible preferred stock and
  convertible subordinated debentures...............              -                    *
                                                          ----------            ---------
Weighted average shares, as adjusted, for
  the calculation of fully diluted income (loss)....      14,151,298            5,773,813
                                                          ==========            =========

Fully diluted income (loss) per common share........     $       .01           $     (.26)
                                                          ==========            =========

*   The outstanding common stock equivalents (stock options) and the assumed conversions of the convertible preferred stock and convertible subordinated debentures did not have a dilutive effect on the computation of income (loss) per common share.


The following table shows the computation of the adjusted weighted average shares for use in analysis of fully diluted earnings per share:

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                1994              1993
                                                             ----------        ----------
Weighted average shares outstanding.................         13,509,609         5,773,813
Dilutive effect of outstanding stock options........            265,856           239,157
Dilutive effect of outstanding stock warrants.......            375,833           436,838
Dilutive effect of shares issuable from assumed:
  Conversions of convertible preferred stock........                 -          2,371,039
  Convertible subordinated debentures...............                 -             26,940
                                                             ----------         ---------
Weighted average shares, as adjusted................         14,151,298         8,847,787
                                                             ==========         =========

                                                                                          Exhibit 99.1


                                                         NORTHEAST FEDERAL CORP.
                                                    INTEREST RATE SENSITIVITY ANALYSIS
                                                          (Dollars in Thousands)

                                                                Interest Sensitivity Period
                                      --------------------------------------------------------------------------------
                                        Within       6 Months-     Over 1-       Over 5-        Over 10
                                       6 Months      1 Year        5 Years       10 Years       Years          Total
                                      ----------    ----------    ----------    ----------    ----------    ----------
                                                                  (Dollars in Thousands)
March 31, 1994

Interest-earning assets:
  Interest-bearing deposits,
    federal funds sold and
    investment securities, net.....   $  331,223    $   24,767     $  87,564    $  114,902    $   33,809    $  592,265
  Mortgage-backed securities, net..      848,011       570,838       213,188        80,213         3,064     1,715,314
  Loans, net:
    Single-family residential real
      estate loans:
      Adjustable rate..............      428,251       286,304        38,603            -             -        753,158
      Fixed rate...................       27,588        12,164        48,538        20,632        10,895       119,817
    Consumer loans ................       12,088         2,805        15,684         3,131            -         33,708
    Income property loans..........       37,099         1,246         8,334        22,833            47        69,559
    Commercial loans...............           -             -             -             -             -             -
    Rhode Island covered assets....       52,782        10,098        17,946         5,671            -         86,497
                                       ---------     ---------     ---------     ---------     ---------     ---------
Total interest-earning assets......   $1,737,042    $  908,222    $  429,857    $  247,382    $   47,815    $3,370,318
                                       =========     =========     =========     =========     =========     =========

Interest-bearing liabilities:
  Deposits:
    NOW and Super NOW accounts.....   $   52,811    $    3,441    $   24,569    $   24,405    $   83,476    $  188,702
    Money market deposit accounts..      379,802            -             -             -             -        379,802
    Regular savings ...............      260,617         7,206        51,454        51,111       174,825       545,213
    Certificates of deposit........      763,225       479,289       389,030       162,813            -      1,794,357
                                       ---------     ---------     ---------     ---------     ---------     ---------
        Total deposits.............    1,456,455       489,936       465,053       238,329       258,301     2,908,074
                                       ---------     ---------     ---------     ---------     ---------     ---------

  Borrowings:
     FHLB advances.................      188,000            -         40,000            -             -        228,000
     Securities sold under agree-
       ments to repurchase.........      197,158            -             -             -             -        197,158
     Long term borrowings..........           -             -             -             -         38,446        38,446
  Advance payment by borrowers for
    taxes and insurance............           -             -             -             -         23,870        23,870
                                       ---------     ---------     ---------     ---------     ---------     ---------
        Total borrowings...........      385,158            -         40,000            -         62,316       487,474
                                       ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities.   $1,841,613    $  489,936    $  505,053    $  238,329    $  320,617    $3,395,548
                                       =========     =========     =========     =========     =========     =========

Total interest-earning assets less
  interest-bearing liabilities for
    the period.....................   $ (104,571)   $  418,286    $  (75,196)   $    9,053    $ (272,802)   $  (25,230)

Cumulative total interest-earning
  assets less interest-bearing
    liabilities....................   $ (104,571)   $  313,715    $  238,519    $  247,572    $  (25,230)   $  (25,230)

Cumulative total interest-earning
    assets less interest-bearing
    liabilities as a percent of
    total assets...................        (2.88)%        8.65%         6.57%         6.82%        (0.70)%       (0.70)%

For purposes of the above Interest Rate Sensitivity Analysis:

*   Fixed rate assets are scheduled by actual maturity; adjustable rate assets are scheduled by the next repricing date; in both cases, assets that have prepayment options are adjusted for the Company's estimate of prepayments.
*   NOW accounts are assumed to decay at a rate of 5% per year.
*   Regular savings accounts decay assumptions used have the effect of repricing $253.2 million funds in excess of the historical average balance within six months.  The historical average balance is assumed to decay at a rate of 5% per year.
*   Loans do not include the allowance for loan loss of $11.5 million.
*   Loans do not include non-accrual loans of $32.3 million.

                                                                                 Exhibit 99.2


                                            NORTHEAST FEDERAL CORP.
                                            AVERAGE BALANCE SHEET



                                                            Three Months Ended March 31,
                                       ------------------------------------------------------------------
                                                     1994                                 1993
                                       -----------------------------        -----------------------------
                                                   Interest  Average                    Interest  Average
                                       Average     Income/   Rate           Average     Income/   Rate
                                       Balance     Expense   %              Balance     Expense   %
                                       ----------  --------  -------        ----------  --------  -------
                                                              (Dollars in Thousands)
ASSETS
- ------
Interest-earning assets:
  Interest-bearing deposits
    and federal funds sold..........   $   54,606  $    542     3.97%       $   23,072   $   199     3.45%
  Investment securities, net........      209,735     2,216     4.23           252,978     3,476     5.50
  Mortgage-backed securities, net...    1,424,198    16,825     4.73           901,783    12,848     5.70
  Loans, net:
    Real estate.....................    1,712,818    25,180     5.88         2,215,377    35,711     6.45
    Consumer........................       35,017       753     8.60            47,773     1,031     8.63
    Income property.................       71,441     1,450     8.12            83,698     1,811     8.65
                                        ---------    ------                  ---------    ------
      Total loans...................    1,819,276    27,383     6.02         2,346,848    38,553     6.57
                                        ---------    ------                  ---------    ------
  Rhode Island covered assets.......      102,853     1,724     6.70           138,459     2,246     6.49
                                        ---------    ------                  ---------    ------
Total interest-earning assets.......    3,610,668    48,690     5.39%        3,663,140    57,322     6.26%
                                                     ------                               ------
All other assets....................      211,300                              234,047
                                        ---------                            ---------
      Total Assets..................   $3,821,968                           $3,897,187
                                        =========                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Brokered deposits.................   $   25,330       597     9.56%       $   25,330       597     9.56%
  Retail deposits:
    Regular savings.................      568,415     3,058     2.18           680,841     4,396     2.62
    NOWs, Super NOWs
      and money market savings......      618,288     3,193     2.09           669,121     4,278     2.59
    Certificates....................    1,738,977    20,015     4.67         1,796,853    23,080     5.21
                                        ---------    ------                  ---------    ------
      Total deposits................    2,951,010    26,863     3.69         3,172,145    32,351     4.14
                                        ---------    ------                  ---------    ------

  Borrowings:
    FHLB advances...................      334,181     3,109     3.77           209,305     2,103     4.07
    Securities sold under
      agreements to repurchase......      299,426     2,533     3.43           281,864     2,360     3.40
    Other borrowings................       62,414       973     6.32            61,260       881     5.83
                                        ---------    ------                  ---------    ------
      Total borrowings..............      696,021     6,615     3.85           552,429     5,344     3.92
                                        ---------    ------                  ---------    ------
Total interest-bearing
    liabilities.....................    3,647,031    33,478     3.72%        3,724,574    37,695     4.10%
                                                     ------                               ------
All other liabilities...............       42,870                               34,864
Stockholders' Equity................      132,067                              137,749
                                        ---------                            ---------
      Total Liabilities and
        Stockholders' Equity........   $3,821,968                           $3,897,187
                                        =========                            =========

Net Interest Income.................                $15,212                              $19,627
                                                     ======                               ======

Interest Rate Spread................                            1.67%                                2.16%
                                                               =====                                =====

Interest Rate Margin................                            1.63%                                2.09%
                                                               =====                                =====

                                                                                 Exhibit 99.3


                                            NORTHEAST FEDERAL CORP.
                                             RATE/VOLUME ANALYSIS



                                                             1994 versus 1993
                                             ------------------------------------------------
                                                            Amount of Increase
                                                       (Decrease) Due to Change in:
                                             ------------------------------------------------
                                              Volume         Rate     Rate/Volume     Total
                                             ----------   ---------   -----------   ---------
                                                              (In Thousands)
Interest income:
  Interest-bearing deposits
    and federal funds sold...............    $     272     $     30     $    41     $     343
  Investment securities, net.............         (594)        (803)        137        (1,260)
  Mortgage-backed securities, net........        7,443       (2,195)     (1,271)        3,977
  Loans, net:
    Single-family residential real
      estate.............................       (8,101)      (3,143)        713       (10,531)
    Consumer.............................         (275)          (4)          1          (278)
    Income property......................         (265)        (112)         16          (361)
                                              --------      -------      ------      --------
        Total loans......................       (8,641)      (3,259)        730       (11,170)
                                              --------      -------      ------      --------
    Rhode Island covered assets..........         (578)          75         (19)         (522)
                                              --------      -------      ------      --------
          Total interest income..........       (2,098)      (6,152)       (382)       (8,632)
                                              --------      -------      ------      --------

Interest expense:
  Deposits:
    Brokered deposits....................           -            -           -             -
    Retail deposits:
      Regular savings....................         (726)        (733)        121        (1,338)
      NOWs, Super NOWs and money
        market savings...................         (325)        (822)         62        (1,085)
      Certificates.......................         (743)      (2,399)         77        (3,065)
                                              --------      -------      ------      --------
        Total deposits...................       (1,794)      (3,954)        260        (5,488)
                                              --------      -------      ------      --------
  Borrowings:
    FHLB advances........................        1,255         (156)        (93)        1,006
    Securities sold under
      agreements to repurchase...........          147           24           2           173
    Other borrowings.....................           17           74           1            92
                                              --------      -------      ------      --------
      Total borrowings...................        1,419          (58)        (90)        1,271
                                              --------      -------      ------      --------
          Total interest expense.........         (375)      (4,012)        170        (4,217)
                                              --------      -------      ------      --------

Change in net interest income............    $  (1,723)    $ (2,140)   $   (552)     $ (4,415)
                                              ========      =======     =======       =======

                                41

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               NORTHEAST FEDERAL CORP.

                               -----------------------------------
                               Registrant





April 15, 1994                 /s/ LYNNE M. CARCIA

                               -----------------------------------
                               Lynne M. Carcia
                               Senior Vice President and Controller
                               (Principal Accounting Officer)