Form 10-Q
period 1994-06-30
NORTHEAST FEDERAL CORP
filed 1994-07-25
CIK 863517

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A          to
                               --------------------    -------------------
File Number:  1-10571

                         NORTHEAST FEDERAL CORP.
                         -----------------------
          (Exact name of registrant as specified in its charter)


           Delaware                                    06-1288154
- - -------------------------------           ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
       organization)                                   Number)


         50 State House Square
         Hartford, Connecticut                            06103
- - -----------------------------------------              ----------
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

     The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of July 8, 1994.

                     Common Stock, $.01 par value -- 13,533,970

                           NORTHEAST FEDERAL CORP.

                                  FORM 10-Q

                                    INDEX



                                                                   PAGE NO.
                                                                   --------

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Statement of Operations
                  for the three and six months ended
                  June 30, 1994 and 1993.........................      1

             Consolidated Statement of Financial Condition
                  at June 30, 1994, December 31, 1993, and
                  June 30, 1993..................................      2

             Consolidated Statement of Cash Flows
                  for the six months ended June 30, 1994 and
                  1993...........................................      3

             Notes to the Consolidated Financial Statements......      4

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition for the Fiscal
             Quarter Ended June 30, 1994.........................      6


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings...................................     40

     Item 2. Changes in Securities...............................     41

     Item 3. Defaults Upon Senior Securities.....................     41

     Item 4. Submission of Matters to a Vote of Security Holders.     42

     Item 5. Other Information...................................     42

     Item 6. Unaudited Exhibits and Reports on Form 8-K..........     43

                                PART I

ITEM 1.  FINANCIAL STATEMENTS  (Unaudited)

                         NORTHEAST FEDERAL CORP.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands Except Per Share Amounts)


                                                       Three Months Ended           Six Months Ended
                                                             June 30,                   June 30,
                                                     ----------   ----------    -----------------------
                                                        1994         1993          1994         1993
                                                     ----------   ----------    ----------   ----------
Interest income:
   Loans............................................ $   16,342   $   37,350    $   43,725   $   75,903
   Mortgage-backed securities.......................     21,921       14,060        38,746       26,908
   Investment securities............................      4,118        2,679         6,334        6,155
   Rhode Island covered assets......................      1,578        2,400         3,302        4,646
   Other............................................        612          187         1,154          386
                                                      ---------    ---------     ---------    ---------
      Total interest income.........................     44,571       56,676        93,261      113,998
                                                      ---------    ---------     ---------    ---------

Interest expense:
   Deposits.........................................     26,369       30,569        53,232       62,920
   Federal Home Loan Bank advances..................      1,737        3,435         4,846        5,538
   Other borrowings.................................      2,805        3,360         6,311        6,601
                                                      ---------    ---------     ---------    ---------
      Total interest expense........................     30,911       37,364        64,389       75,059
                                                      ---------    ---------     ---------    ---------
        Net interest income.........................     13,660       19,312        28,872       38,939
Provision for loan losses...........................        600       12,000         2,800       16,850
                                                      ---------    ---------     ---------    ---------
        Net interest income after provision
         for loan losses............................     13,060        7,312        26,072       22,089
                                                      ---------    ---------     ---------    ---------

Non-interest income:
   Fees for services................................      3,316        2,303         2,825        5,138
   Gain (loss) on sale of securities, net...........        (77)         590         4,287        4,451
   Gain on sale of loans, net.......................        356          376        13,905          698
   Other non-interest income........................      9,239           18         9,096           35
                                                      ---------    ---------     ---------    ---------
      Total non-interest income.....................     12,834        3,287        30,113       10,322
                                                      ---------    ---------     ---------    ---------

Non-interest expenses:
   Compensation and benefits........................      6,850        8,395        14,533       16,594
   Occupancy and equipment, net.....................      3,615        4,018         9,793        8,047
   Other general and administrative.................      4,586        4,570         9,170        9,488
   SAIF insurance fund and OTS assessments..........      2,280        1,773         4,636        3,556
   Real estate and other assets acquired in settle-
     ment of loans..................................      1,619        8,991        11,959       11,618
                                                      ---------    ---------     ---------    ---------
      Total non-interest expenses...................     18,950       27,747        50,091       49,303
                                                      ---------    ---------     ---------    ---------
         Income (loss) before income taxes..........      6,944      (17,148)        6,094      (16,892)
Income tax expense (benefit)........................      1,416       (7,716)         (441)      (7,601)
                                                      ---------    ---------     ---------    ---------
         Net income (loss).......................... $    5,528   $   (9,432)   $    6,535   $   (9,291)
                                                      =========    =========     =========    =========

Preferred stock dividend requirements............... $      874   $    1,190    $    1,729   $    2,843
Net income (loss) applicable to common stockholders  $    4,654   $  (10,622)   $    4,806   $  (12,134)
Net income (loss) per common share:
   Primary and fully diluted........................ $      .33   $    (1.08)   $      .35   $    (1.55)









                       See accompanying Notes to the Consolidated Financial Statements

                      NORTHEAST FEDERAL CORP.
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
               (In Thousands Except Share Amounts)

                                                         June 30,     December 31,     June 30,
                                                       ------------   ------------   ------------
                                                           1994           1993           1993
                                                       ------------   ------------   ------------
                 ASSETS

Cash and due from banks...........................      $   26,393     $   51,705     $   34,548
Interest-bearing deposits.........................              -              -              55
Federal funds sold................................          10,710         23,510         22,345
Securities purchased under agreements to resell...              -          60,000             -
Investment securities, net........................         187,725         42,612         50,336
Investment securities, available-for-sale, net....         150,233        162,854        127,029
Mortgage-backed securities, net...................       1,709,197      1,330,886      1,084,178
Mortgage-backed securities, available-for-sale, net.        10,035         12,886         14,084
Loans, net........................................         968,003      1,876,181      2,299,223
Loans available-for-sale, net........................        7,923         46,076         32,788
Rhode Island covered assets.......................          92,407        105,625        120,869
Interest and dividends receivable.................          16,033         17,540         19,064
Real estate and other assets acquired in settle-
  ment of loans...................................          26,568         74,962         96,423
Premises and equipment, net.......................          28,748         32,368         33,307
Prepaid expenses and other assets.................          77,041         82,822         72,720
                                                         ---------      ---------      ---------
       Total assets...............................      $3,311,016     $3,920,027     $4,006,969
                                                         =========      =========      =========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Retail deposits...................................      $2,491,917     $2,952,082     $3,048,623
Brokered deposits.................................              -          25,135         25,135
Federal Home Loan Bank advances...................         294,492        373,000        399,500
Securities sold under agreements to repurchase....         271,626        294,809        267,756
Uncertificated debentures.........................          40,296         38,442         36,674
Convertible subordinated debentures...............              -              -             560
Advance payments by borrowers for taxes and
  insurance.......................................          30,474         28,337         35,033
Other liabilities.................................          46,978         75,709         66,160
                                                         ---------      ---------      ---------
       Total liabilities..........................       3,175,783      3,787,514      3,879,441
                                                         ---------      ---------      ---------

Commitments and Contingencies

Stockholders' equity:
 Serial preferred stock, $.01 par value,
 15,000,000 shares authorized:
   $8.50 Cumulative Preferred Stock, Series B,
     411,131 shares at June 30, 1994, 394,199
     shares at December 31, 1993, and 351,700
     shares at June 30,1993 issued and
     outstanding..................................               4              4              4
 Common stock, $.01 par value, 25,000,000 shares
   authorized: 13,533,970 shares at June 30,
   1994, 13,499,078 shares at December 31,
   1993 and 13,474,515 shares at June 30, 1993
   issued and outstanding.........................             135            135            135
 Additional paid-in capital.......................         187,747        185,960        181,664
 Net unrealized gain on debt & equity securities..           5,228          9,462             -
 Accumulated deficit..............................         (54,751)       (59,557)       (53,051)
 Stock dividend distributable.....................             874            838          3,430
 Unallocated employee stock ownership plan
   shares.........................................          (4,004)        (4,329)        (4,654)
                                                         ---------      ---------      ---------

       Total stockholders' equity.................         135,233        132,513        127,528
                                                         ---------      ---------      ---------

                                                        $3,311,016     $3,920,027     $4,006,969
                                                         =========      =========      =========




                       See accompanying Notes to the Consolidated Financial Statements

                     NORTHEAST FEDERAL CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands)
                                                                                 Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                              1994            1993
                                                                          ------------   -------------
Cash flows from operating activities:
Net income (loss)....................................................     $     6,535    $    (9,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization....................................           3,188          2,612
    Amortization of fees, discounts, and premiums, net...............           4,903           (522)
    Provision for loan losses........................................           2,800         16,850
    Provision for losses on REO......................................           9,162          7,829
    Gain on sale of securities.......................................          (4,287)        (4,451)
    Gain on sale of loans............................................         (13,905)          (698)
    (Gain) loss on sale of other assets..............................             192           (324)
    Gain on sale of branches.........................................          (9,228)            -
    Decrease in interest and dividends receivable....................           1,507          2,278
    Loans available-for-sale, originated.............................         (59,194)       (90,228)
    Proceeds from sales of loans available-for-sale..................          94,949         89,147
    Decrease in accrued interest payable on deposits.................            (704)          (543)
    Decrease in prepaid expenses and other assets....................           5,781          2,003
    Increase (decrease) in other liabilities.........................         (23,632)        14,543
                                                                           ----------     ----------
       Total adjustments.............................................          11,532         38,496
                                                                           ----------     ----------
         Net cash provided by operating activities...................          18,067         29,205
                                                                           ----------     ----------

Cash flows from investing activities:
    Loans originated.................................................         (81,647)      (305,999)
    Net decrease in loans due to sale of branches....................           1,609             -
    Proceeds from sales of loans.....................................         843,593          4,277
    Principal collected on loans.....................................         128,781        193,298
    Net decrease in Rhode Island covered assets......................          13,218         30,959
    Purchases of mortgage-backed securities..........................        (586,947)      (296,040)
    Proceeds from sales of mortgage-backed securities available-for-
      sale...........................................................              -          39,860
    Principal collected on mortgage-backed securities................         226,051         83,873
    Purchases of investment securities...............................        (147,915)            -
    Proceeds from sales of investment securities.....................              -          15,015
    Proceeds from redemption of FHLB stock...........................            (487)           554
    Proceeds from maturities of investment securities................           3,181          6,512
    Purchases of investment securities available-for-sale............        (325,051)      (137,204)
    Proceeds from sales of investment securities available-for-sale..         286,351        126,229
    Proceeds from maturities of investment securities
       available-for-sale............................................          48,525         55,073
    Proceeds from sales of real estate and other assets
       acquired in settlement of loans...............................          48,976         30,307
    Net (purchases) sale of premises and equipment...................              86         (1,858)
                                                                           ----------     ----------
         Net cash provided by (used in) investing activities.........         458,324       (155,144)
                                                                           ----------     ----------

Cash flows from financing activities:
    Net decrease in retail deposits..................................         (49,671)      (156,488)
    Sale of deposits.................................................        (400,884)            -
    Net decrease in brokered deposits................................         (24,813)            -
    Increase in advance payments by borrowers for
       taxes and insurance...........................................           2,137         13,299
    Decrease in securities sold under agreements to repurchase.......         (23,183)       (23,258)
    Net increase in short-term FHLB advances.........................          74,492         81,500
    Proceeds from long-term FHLB advances............................              -         213,000
    Repayments of long-term FHLB advances............................        (153,000)       (35,000)
    Reduction of ESOP debt guarantee.................................             256            324
    Preferred stock conversion costs.................................              -          (1,352)
    Issuance of 401-K stock shares...................................             115            150
    Proceeds from exercise of stock options..........................              48            124
                                                                           ----------     ----------
         Net cash provided by (used) in financing activities.........        (574,503)        92,299
                                                                           ----------     ----------
    Net decrease in cash and cash equivalents........................         (98,112)       (33,640)

    Cash and cash equivalents at beginning of period.................         135,215         90,588
                                                                           ----------     ----------

    Cash and cash equivalents at end of period.......................     $    37,103    $    56,948
                                                                           ==========     ==========

                See accompanying Notes to the Consolidated Financial Statements

               NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1994


1)   Presentation of Financial Information
     -------------------------------------

     The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Northeast Federal Corp. for the year ended December 31, 1993, as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations of Northeast Federal Corp. in conformity with generally accepted accounting principles. Certain reclassi fications have been made to prior periods's financial statements to conform to the June 30, 1994 presentation.

2)   Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     For purposes of the consolidated statement of cash flows, cash and due from banks, interest-bearing deposits, and federal funds sold, if any, are considered cash and cash equivalents.

                                                                     Six Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                   1994           1993
                                                               ------------   -----------
                                                                     (In Thousands)
Cash paid during the periods for:
  Interest on retail deposits...............................     $ 52,755      $ 62,264
  Interest on brokered deposits.............................        1,182         1,200
  Interest on borrowings....................................       14,350        10,397
  Income taxes..............................................          588           947

Cash received during the periods for:
  Interest and dividends....................................       94,767       116,541

Non-cash items:
  Loans securitized into mortgage-backed securities.........       20,402        40,246
  Transfers of loans from available-for-sale................       (1,031)         (955)
  Transfers of mortgage-backed securities to available-
    for-sale................................................           -             81
  Transfers of investment securities to available-for-sale..           -         40,809
  Real estate and other assets acquired in settlement
    of loans................................................        9,781        34,858
  Payment in kind on uncertificated debentures..............        1,843         1,688
  Payment in kind on Series B preferred stock...............        1,693            -
  Conversion of $2.25 cumulative convertible
    preferred stock.........................................           -         38,339
  Net unrealized gains on debt and equity securities
    available-for-sale......................................       (7,300)           -

               NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1994


3)   Commitments and Contingencies
     -----------------------------

     At June 30, 1994, outstanding commitments to originate adjustable rate and fixed rate mortgage loans amounted to $12.7 million and $5.7 million, respectively. At
     June 30, 1994, Northeast Savings, F.A. also had commitments to originate $5.7 million in residential construction loans. In addition, at June 30, 1994, Northeast Savings, F.A. also had commitments to buy $61.2 million of mortgage-backed securities and to sell $5.7 million of loans available-for-sale.

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

4)   Significant Transactions
     ------------------------

     The Company has signed a definitive agreement for the acquisition of Northeast Federal Corp. and Northeast Savings by Shawmut National Corp. Shawmut has agreed to exchange shares of Shawmut common stock having a stock price of $10 7/8 for each share of outstanding Northeast Federal Corp. stock for a total transaction price of approximately $172.1 million if Shawmut National's stock price at the time of closing is between $21.47 and $26.24. The acquisition must be approved by regulatory agencies for both Shawmut and Northeast and by the stockholders of Northeast. The acquisition is expected to occur in the fourth quarter of 1994. The agreements are discussed further in Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION FOR THE FISCAL QUARTER ENDED
JUNE 30, 1994

GENERAL
- - -------

Northeast Federal Corp. is a unitary savings association holding company engaged in the financial services industry only through its wholly-owned subsidiary, Northeast Savings, F.A. Throughout the following discussion, the terms "Northeast Federal" or "Company" refer to the consolidated entity, including Northeast Federal Corp., Northeast Savings, F.A. and its subsidiaries. The terms "Association" and "Northeast Savings" refer to Northeast Savings,
F. A. and its subsidiaries.

In a series of transactions during April and May 1994, Northeast Savings sold virtually all of its foreclosed properties in California, in addition to certain other foreclosed properties. These transactions, which were fully reserved for during the first fiscal quarter, helped to reduce the Company's non-performing assets to $58.5 million at June 30, 1994, compared to $142.4 million at December 31, 1993 and $178.3 million at June 30, 1993.

In June 1994, Shawmut National Corp. acquired ten branches of Northeast Savings. Five of the branches are in eastern Massachusetts, while the remaining five are in Rhode Island. Deposits in these branches totaled approximately $410.8 million.
In July 1994, the Company also sold its four San Diego, California branches. The sale of Northeast Savings' single branch on Cape Cod is expected to close in August 1994.

In addition, for several years, a primary focus of Northeast Savings' business plan has been to meet and exceed all regulatory capital requirements. During the quarter ended June 30, 1994, Northeast Savings met the definition of a well-capitalized thrift. During the quarter, the company's core capital ratio improved to 5.24% at June 30, 1994, from 4.05% at June 30, 1993. Tangible core capital and risk-based capital have improved to 5.22% and 15.10% from 4.03% and 10.28% for the same respective periods. Risk-based capital includes core (Tier 1) capital plus supplementary capital to the extent that supplementary capital does not exceed 100% of core capital.

Finally, as stated in the Notes to the Consolidated Financial Statement, the Company has signed a definitive agreement for the acquisition of Northeast Federal Corp. and Northeast Savings by Shawmut National Corp. Shawmut has agreed to exchange shares of Shawmut common stock having a stock price of $10 7/8 for each share of outstanding Northeast Federal Corp.'s stock for a total transaction price of approximately $172.1 million if Shawmut National's stock price at the time of closing is between $21.47 and

$26.24. The acquisition must be approved by regulatory agencies for both Shawmut and Northeast and by the stockholders of Northeast. The acquisition is expected to occur in the fourth quarter of 1994. With the signing of the agreement, virtually all of Northeast Federal Corp.'s stock options became fully vested and exercisable and were considered outstanding in the calculation of earnings per share.

RESULTS OF OPERATIONS
- - ---------------------

Northeast Federal had net income of $5.5 million for the three months ended June 30, 1994, resulting in primary and fully diluted net income per common share of $.33 after preferred stock dividend requirements. For the same quarter in 1993, the Company reported a net loss of $9.4 million or a primary and fully diluted net loss per common share of $1.08 after preferred stock dividend requirements. Net income for the current quarter resulted from a $9.2 million pre-tax gain on the previously noted sale of ten of the Association's branches to Shawmut National Corp. The net loss for the June 30, 1993 quarter resulted from a $12.0 million provision for loan losses as well as a $6.0 million provision for loss in anticipation of a sale in a single transaction of a portion of the Company's portfolio of residential real estate acquired in settlement of loans.

Interest Income and Expense
- - ---------------------------

Total interest income was $44.6 million and $56.7 million for the quarters ended June 30, 1994 and 1993, respectively. The decrease in total interest income was due primarily to a decrease of 41 basis points in the weighted average yield earned on interest-earning assets, to 5.56% for the quarter ended June 30, 1994 from 5.97% for the same quarter in 1993. The lower interest earned was also due to lower average assets accompanied by a shift in the composition of the Company's assets. For the quarter ended
June 30, 1993, single-family residential real estate loans earning an average rate of 6.22% comprised 58.8% of average earning assets, while mortgage-backed securities earning an average rate of 5.35% made up only 27.7% of average earning assets. However, in late 1993 in order to mitigate credit risk and to enhance its risk-based capital ratios, the Company converted over $300 million of loans into mortgage-backed securities. In addition, a large portion of the proceeds from the March 1994 sale of $876.1 million of primarily California residential loans was invested in mortgage-backed securities. As a consequence, for the quarter ended June 30, 1994, single-family residential real estate loans earning an average rate of 6.26% comprised only 28.0% of average earning assets, while mortgage-backed securities earning an average of 5.06% totaled 54.1% of average earning assets. Of the total decrease in interest income, 94%, or $11.4 million, was due to the lower average assets and the shift in asset composition from loans to mortgage-backed securities. The remaining 6% of the decrease in interest income resulted from rate and rate/volume decreases.

Total interest expense and the Association's cost of funds were also lower in the quarter ended June 30, 1994 than in the comparable quarter of the previous year. Total interest expense totaled $30.9 million for the three months ended June 30, 1994, compared to $37.4 million for the same three months in the previous year. Total interest expense was lower due primarily to lower average balances. In addition, for the quarter ended June 30, 1994, the cost of funds decreased 6 basis points to 3.84% from 3.90% for the quarter ended June 30, 1993.

Net interest income totaled $13.7 million for the quarter ended June 30, 1994, $5.6 million lower than the $19.3 million reported for the same quarter of the previous year. The interest rate spread also decreased, averaging 1.72% for the three months ended June 30, 1994, compared to 2.07% for the three months ended
June 30, 1993. Net interest rate margins for the three-month periods ended June 30, 1994 and 1993 were 1.69% and 2.02%, respectively. The interest rate spread is calculated by subtracting the average rate paid for average total interest-bearing liabilities from the average rate earned on average total interest-earning assets. The interest rate margin is calculated by dividing annualized net interest income by average total interest-earning assets.

Provision for Loan Losses
- - -------------------------

The provision for loan losses for the quarter ended June 30, 1994 was $600,000, compared to $12.0 million for the quarter ended June 30, 1993. The decrease in the provision was due primarily to the March 1994 sale of $876.1 million of adjustable rate single-family residential real estate loans, $40.5 million of which were non-performing. As a result of this sale, virtually all of the Company's California loans were sold and the single-family residential loan portfolio decreased to $880.9 million at June 30, 1994. In addition, the $12.0 million provision for the quarter ended June 30, 1993 was due to the then-higher risk in the residential loan portfolio. At December 31 and June 30, 1993, the single-family residential loan portfolio totaled $1.8 billion and $2.2 billion, respectively. At the same respective dates, non-accrual loans totaled $31.9 million, $67.5 million, and $81.9 million.

The allowance for loan losses was $11.6 million at June 30, 1994, compared to $28.3 million and $28.0 million at December 31 and June 30, 1993, respectively. The activity in the allowance for loan losses for the three months ended June 30, 1994 and 1993 was as follows:

                                                           Three Months
                                                          Ended June 30,
                                                     ------------------------
                                                        1994          1993
                                                     ----------    ----------
                                                      (Dollars in Thousands)

Balance, beginning of period......................     $11,476       $21,370
Provision for loan losses.........................         600        12,000
Charge-offs:
  Single-family residential real estate loans.....        (522)       (4,229)
  Consumer loans..................................         (81)         (153)
  Income property loans...........................          -         (1,094)
                                                        ------        ------
    Total charge-offs.............................        (603)       (5,476)
                                                        ------        ------
Recoveries:
  Single-family residential real estate loans.....          41            10
  Consumer loans..................................          89           115
                                                        ------        ------
    Total recoveries..............................         130           125
                                                        ------        ------
Net charge-offs...................................        (473)       (5,351)
                                                        ------        ------
Balance, end of period............................     $11,603       $28,019
                                                        ======        ======

Ratio of net charge-offs during the period to average loans outstanding during the period:

  Single-family residential real estate loans.....         .05%          .19%
  Consumer loans..................................        (.02)          .09
  Income property loans...........................          -           1.40
    Total net charge-offs during the period to
      average loans outstanding during the
      period......................................         .05%          .23%


In addition to the impact of the $876.1 million loan sale, management believes that the decrease in single-family residential loan net charge-offs is indicative of a declining level of non-performing assets and a stabilization of housing values in the Company's primary market areas. However, reduced family income levels and rising interest rates may still result in increased delinquencies and foreclosures in the future.

Other factors considered in determining the adequacy of the allowance for loan losses were management's judgment regarding prevailing and anticipated economic conditions, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Association, the overall loan portfolio quality, and the level of loan charge-offs. Although management believes that the allowance for loan losses was adequate at June 30, 1994, based on the quality of the loan portfolio at that date, further additions to the allowance may be necessary if market conditions deteriorate.

The following table shows the allocation of the allowance for loan losses to the various types of loans and the allowance as a percent of such loans.

                                               June 30,       December 31,         June 30,
                                          ---------------   ---------------   ----------------
                                                1994             1993               1993
                                          ---------------   ---------------   ----------------
                                                         (Dollars in Thousands)
Single-family residential real estate
  loans.................................   $ 8,704  1.05%    $25,751  1.47%    $25,186   1.19%
Consumer loans..........................       300   .85         300   .85         300    .71
Income property loans...................     2,066  2.82         800  1.11       1,000   1.25
Unallocated.............................       533    *        1,420    *        1,533     *
                                            ------            ------            ------
    Total allowance.....................   $11,603  1.17%    $28,271  1.45%    $28,019   1.19%
                                            ======            ======            ======

*       For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-
        family residential real estate allocation.

Non-performing Assets
- - ---------------------

The risks and uncertainties involved in originating loans may result in loans becoming non-performing assets. Non-performing assets include non-accrual loans and real estate and other assets acquired in settlement of loans (REO). The following table presents the Association's non-performing assets and restructured loans at the dates indicated:


                                              June 30,   December 31,    June 30
                                           ------------  ------------  ----------
                                               1994          1993         1993
                                           ------------  ------------  ----------
                                                     (Dollars in Thousands)
Non-accrual loans:
  Single-family residential real estate.   $   28,885    $   65,770    $   78,185
  Consumer..............................        1,074         1,315         1,508
  Income property.......................        1,926           377         2,189
                                           ----------    ----------      --------
    Total non-accrual loans.............       31,885        67,462        81,882
                                           ----------    ----------      --------
REO:
  Single-family residential.............       15,015        57,165        80,642
  Hotels................................        6,087         6,453         6,408
  Apartment building....................           -          5,270         4,490
  Office and industrial
    complexes, land.....................        3,053         3,357         2,469
  Real estate brokerage operations......        1,611         1,744         1,747
  Residential subdivisions..............          802           973           667
                                           ----------    ----------     ---------
    Total REO...........................       26,568        74,962        96,423
                                           ----------    ----------     ---------
    Total non-performing assets.........  $    58,453   $   142,424    $  178,305
                                           ==========    ==========     =========
Restructured loans......................  $        -    $     1,641    $    1,100
                                           ==========    ==========     =========
Total non-accrual loans as a percent of
  total gross loans receivable..........         3.19%         3.44%         3.45%
                                                 ====          ====          ====
Total non-performing assets as a
  percent of total assets...............         1.77%         3.63%         4.45%
                                                 ====          ====          ====


Non-accrual loans.  Non-accrual loans are loans on which the
- - -----------------
accrual of interest has been discontinued. The Association's policy is to discontinue the accrual of interest on loans when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current in payments, the Association discontinues accruing interest on that loan when a foreclosure is brought about by other owner defaults. When the interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected. At June 30, 1994 and December 31 and June 30, 1993, the Association had no loans more than ninety days past due on which it was accruing interest.

At June 30, 1994 and December 31 and June 30, 1993, non-accrual loans were $31.9 million, $67.5 million, and $81.9 million, respectively. The decrease in non-accrual loans between December 31, 1993 and June 30, 1994 was due primarily to the March 1994 loan sale. The decrease in non-accrual loans between June 30,

1993 and December 31, 1993 was due primarily to foreclosures of the underlying collateral securing the loans, which resulted in transfers to the REO balance, and to payoffs and reinstatements of non-accrual loans. Virtually all residential mortgage non-accrual loans are collateralized by properties with an original loan-to-value ratio of 80% or less. At June 30, 1994 and December 31 and June 30, 1993 single-family residential non-accrual loans were 90.6%, 97.5%, and 95.5%, respectively, of total non-accrual loans.


Activity within the non-accrual loan portfolio was as follows:
                                               Three Months Ended June 30,
                                        -----------------------------------------
                                               1994                   1993
                                        ------------------     ------------------
                                                     (In Thousands)
Beginning balance.....................       $ 32,266               $ 92,999
New non-performing loans..............          6,337                 28,690
Net charge-offs.......................            (76)                   (27)
Returned to accrual status............         (2,601)                (9,350)
Loan sales............................             -                  (2,326)
Payoffs...............................         (1,882)               (11,180)
Transfers to REO through foreclosure..         (2,159)               (16,924)
                                              -------                -------
Ending balance........................       $ 31,885               $ 81,882
                                              =======                =======

The allowance for loan losses as a percentage of non-accrual loans by loan category is as follows:

                                                    June 30,   December 31,    June 30,
                                                   ---------   ------------   ---------
                                                     1994          1993         1993
                                                   ---------   ------------   ---------
  Single-family residential real estate*...........  31.98%       41.31%        34.17%
  Consumer.........................................  27.93        22.81         19.89
  Income property.................................. 107.27       212.20         45.68
  Unallocated......................................     *            *             *
    Total allowance to total non-accrual loans.....  36.39%       41.91%        34.22%

*             For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential real estate allocation.


The decrease in the ratio for single-family residential real estate from December 31, 1993 to June 30, 1994 was due to the aforementioned loan sale which included $40.5 million of non-accrual loans and which reduced the allowance by $16.0 million. While the portion of the allowance allocated to income property loans increased from $800,000 at December 31, 1993 to $2.1 million at June 30, 1994, the ratio related to income property decreased due to a $1.6 million loan which went into non-accrual status during the first quarter.

Real estate and other assets acquired in settlement of loans.  REO
- - ------------------------------------------------------------
was $26.6 million, $75.0 million, and $96.4 million at June 30, 1994 and December 31 and June 30, 1993, respectively. The $48.4 million decrease in REO from December 31, 1993 to June 30, 1994 was due to sales of California single-family residential REO totaling $39.1 million, including three single transaction sales totaling $27.2 million, as well as to other increased REO sales, and a decrease in the level of foreclosures. The decrease in REO at December 31, 1993 from June 30, 1993 was due primarily to the August 1993 sale in a single transaction of a portion of the Company's portfolio of single-family residential REO. The fifty-seven REO properties sold had a book value of $30.3 million at the time of the sale. Included in income property REO of $9.9 million at June 30, 1994 were two hotels, an industrial building, one retail office, two single-family residential subdivisions, and one property zoned for residential development. Also included in income property REO was a residential subdivision purchased as part of the Rhode Island acquisition.

The activity in the Association's REO is presented in the following table:

                                   Three Months Ended
                                         June 30,
                                  ---------------------
                                    1994         1993
                                  --------     --------
                                      (In Thousands)
Beginning balance..............   $ 58,595     $103,002
Foreclosures, net..............      2,159       16,924
Capitalized expenses...........        429          669
Less:
  Sales........................    (33,657)     (16,828)
  Valuation adjustments........       (340)      (7,061)*
  Mortgage insurance receipts..       (159)        (150)
  Other........................       (459)        (133)
                                   -------      -------
Ending balance.................   $ 26,568     $ 96,423
                                   =======      =======

*        Includes the $6.0 million provision for loss in anticipation of the sale in a single transaction of a portion of the Company's residential REO portfolio.

Delinquent Loans
- - ----------------

While non-accrual loans are generally loans which are more than ninety days past due, delinquent loans are all loans more than thirty days past due, including non-accrual loans. The following table presents the principal amount of the Association's delinquencies by loan types at the dates indicated:

                                     June 30, 1994                              December 31, 1993
                       ---------------------------------------      ---------------------------------------
                        30-59      60-89     90-days                 30-59      60-89     90-days
                         days      days     and over    Total         days      days     and over    Total
                       -------    ------    --------   -------      -------    ------    --------   -------
                                                       (Dollars in Thousands)
Single-family residen-
  tial real estate.... $ 18,858  $  3,853   $ 28,885  $ 51,596      $ 30,497  $ 13,139   $ 65,770  $109,406
Consumer..............      474       258      1,074     1,806           438        82      1,315     1,835
Income property.......       -        908      1,926     2,834         2,825       993        377     4,195
                        -------   -------    -------   -------       -------   -------    -------   -------
   Total.............. $ 19,332  $  5,019   $ 31,885  $ 56,236      $ 33,760  $ 14,214   $ 67,462  $115,436
                        =======   =======    =======   =======       =======   =======    =======   =======
Percent of total gross
  loan portfolio......     1.94%      .50%      3.19%     5.63%         1.72%      .73%      3.44%     5.89%
                        =======   =======    =======   =======       =======   =======    =======   =======
Percent of total
  assets..............      .58%      .15%       .96%     1.70%          .86%      .36%      1.72%     2.94%
                        =======   =======    =======   =======       =======   =======    =======   =======


                                     June 30, 1993
                       ---------------------------------------
                        30-59      60-89     90-days
                         days      days     and over    Total
                       -------    ------    --------   -------
                               (Dollars in Thousands)
Single-family residen-
  tial real estate.... $ 40,528  $  9,806   $ 78,185  $128,519
Consumer..............      491       218      1,508     2,217
Income property.......      365       924      2,189     3,478
                        -------   -------    -------   -------
   Total.............. $ 41,384  $ 10,948   $ 81,882  $134,214
                        =======   =======    =======   =======
Percent of total gross
  loan portfolio......     1.75%      .46%      3.45%     5.66%
                        =======   =======    =======   =======
Percent of total
  assets..............     1.03%      .27%      2.04%     3.35%
                        =======   =======    =======   =======

Non-interest Income
- - -------------------

Non-interest income totaled $12.8 million and $3.3 million for the quarters ended June 30, 1994 and 1993, respectively. For the same respective quarters, fee income totaled $3.3 million and $2.3 million. The increase in non-interest income for the quarter ended June 30, 1994 resulted primarily from a pre-tax gain of $9.2 million recorded on the previously mentioned sale of ten branches of the Association.

Non-interest Expense
- - --------------------

Total non-interest expense was $19.0 million and $27.7 million for the quarters ended June 30, 1994 and 1993, respectively. General and administrative expenses (compensation and benefits, occupancy and equipment, and other general and administrative expenses) decreased to $15.1 million from $17.0 million. However, due to lower average assets, the Association's ratio of general and administrative expenses to average total assets increased to 1.78% from 1.69% for the same quarter in the prior year. Expenses relating to REO decreased significantly in the June 30, 1994 quarter to $1.6 million from $9.0 million for the same quarter in the prior year. Expenses for last year included a $6.0 million provision for loss in anticipation of the August 1993 sale in a single transaction of a portion of the Company's residential REO portfolio. In addition, the level of REO decreased to $26.6 million at June 30, 1994 from $96.4 million a year earlier. The decrease in REO resulted from the August 1993 sale totaling $30.3 million in REO, higher REO sales in the second quarter of 1994, and a significantly lower level of foreclosures.

Income Taxes and Extraordinary Items
- - ------------------------------------

Income tax expense totaled $1.4 million for the three-month period ended June 30, 1994 and represents federal and state tax expense. Included in total income tax expense is the tax benefit of a $1.5 million reversal of the deferred tax valuation allowance. For the same period last year, income tax benefit totaled $7.7 million, and represented state and federal income tax benefit.

The Company recorded no extraordinary items for the three month periods ended June 30, 1994 or 1993.

SIX MONTHS 1994 COMPARED TO SIX MONTHS 1993
- - -------------------------------------------

For the six months ended June 30, 1994, the Company reported net income of $6.5 million which resulted in primary and fully diluted net income per common share of $.35 after preferred stock dividend requirements. For the same six-month period in 1993, the Company reported a net loss of $9.3 million or a primary and fully diluted net loss per common share of $1.55 after preferred stock dividend requirements. As discussed in the quarterly Results of Operations, net income for the six months ended June 30, 1994 was due primarily to a $9.2 million pre-tax gain on the June 1994 sale of ten Northeast Savings branches. The net loss for the six months ended June 30, 1993 was due to a $12.0 million provision for loan losses, resulting from the then-higher risk in the residential loan portfolio and the $6.0 million provision for loss in anticipation of the sale in a single transaction of a portion of the Company's residential REO portfolio.

Total interest income for the six months ended June 30, 1994 and 1993 was $93.3 million and $114.0 million, respectively. The decrease in interest income was due partly to a decline of 64 basis points in the average yield on interest-earning assets, as well as to the factors discussed previously in the quarterly Results of Operations.

Total interest expense was also lower, $64.4 million for the six-month period ended June 30, 1994, compared to $75.1 million for the same six months in 1993. The decrease was due to both lower average balances on interest-bearing liabilities and a lower average cost of funds. The cost of funds, which averaged 3.78% and 4.00% for the six-month periods ended June 30, 1994 and 1993, respectively. The lower average cost of funds resulted principally from lower average rates paid on retail deposits.

Net interest income totaled $28.9 million for the six months ended June 30, 1994, a $10 million reduction from the $38.9 million reported for the same six months last year. The interest rate spread averaged 1.69% and 2.11% for the six months ended
June 30, 1994 and 1993, respectively. For the same respective periods, the interest rate margins were 1.66% and 2.05%.

The activity in the allowance for loan losses for the six months ended June 30, 1994 and 1993 was as follows:

                                                            Six Months
                                                          Ended June 30,
                                                     ------------------------
                                                        1994          1993
                                                     ----------    ----------
                                                      (Dollars in Thousands)

Balance, beginning of period......................     $28,271       $21,020
Provision for loan losses.........................       2,800        16,850
Charge-offs:
  Single-family residential real estate loans.....      (3,564)       (8,735)
  Consumer loans..................................        (184)         (248)
  Income property loans...........................         (85)       (1,094)
                                                       -------       -------
    Total charge-offs.............................      (3,833)      (10.077)
                                                       -------       -------
Recoveries:
  Single-family residential real estate loans.....         210            10
  Consumer loans..................................         155           216
                                                       -------        ------
    Total recoveries..............................         365           226
                                                       -------        ------
Net charge-offs...................................      (3,468)       (9,851)
                                                       -------        ------
Other.............................................     (16,000)*          -
                                                       -------        ------
Balance, end of period............................    $ 11,603       $28,019
                                                       =======        ======

*  Represents reduction of allowance allocated to loans sold.
Ratio of net charge-offs during the period to average loans outstanding during the period:

  Single-family residential real estate loans.....         .26%          .39%
  Consumer loans..................................         .08           .07
  Income property loans...........................         .12          1.36
    Total net charge-offs during the period to
      average loans outstanding during the
      period......................................         .25%          .42%

Decreases in charge-offs on single-family residential loans and income property loans were discussed previously in the quarterly
Results of Operations.

Total non-interest income totaled $30.1 million and $10.3 million for the six-months ended June 30, 1994 and 1993, respectively. The increase in non-interest income resulted principally from the March 1994 sale of $876.1 million of adjustable rate single-family residential real estate loans and the aforementioned branch sale, partially offset by a first quarter valuation adjustment to the

Association's purchased mortgage servicing rights, which was recorded in anticipation of selling a portion of such rights due to the high cost of servicing the portfolio. This adjustment reduced fee income by $3.5 million.

Non-interest expense totaled $50.1 million and $49.3 million for the six-month periods ended June 30, 1994 and 1993. Included in REO expense for the six months ended June 30, 1994 was a $7.0 million valuation adjustment recorded to facilitate an accelerated sale of California single-family residential REO and $2.2 million in writedowns of REO. For the same six months last year, REO expense included a $6.0 million provision for loss in anticipation of the sale in a single transaction of a portion of the Company's residential REO portfolio. Other factors affecting non-interest expense were discussed previously in the quarterly Results of Operations. For the six-month periods ended June 30, 1994 and 1993, respectively, the Company's ratio of annualized general and administrative expenses was 1.86% and 1.72%.

Income tax benefit totaled $441,000 for the six-month period ended June 30, 1994. Included in the tax benefit is a reversal of $3.0 million of the deferred tax valuation allowance. The reversal was based on a re-evaluation of the realizability of the Company's deferred tax asset. Management believes that it is more likely than not that the Company will realize this tax benefit. Income tax benefit for the six months ended June 30, 1993 represents federal and state benefits.

There were no extraordinary items for the six-month periods ended
June 30, 1994 and 1993.

REGULATORY CAPITAL
- - ------------------

The OTS capital requirements have three separate measures of capital adequacy: the first is a tangible core capital requirement of 1.5% of tangible assets; the second is a core capital requirement of 3% of adjusted total assets; and the third is a total risk-based capital requirement that is 8% of risk-weighted assets. Total risk-based capital includes core (Tier 1) capital plus supplementary capital to the extent that supplementary capital does not exceed 100% of core capital. As discussed further in "Regulations", an institution must have a leverage (core) ratio of 4% or greater (unless it has a composite one CAMEL rating) in order to be considered adequately capitalized under the Prompt Corrective Action rules. For additional regulations impacting the Association's regulatory capital, please see "Regulations".

The following table reflects the regulatory capital position of the Association as well as the current regulatory capital requirements at June 30, 1994 and 1993:

                                   June 30, 1994                            June 30, 1993
                       ------------------------------------     ------------------------------------
                                             Fully Phased-in                         Fully Phased-in
Regulatory Capital           Actual            Regulatory             Actual            Regulatory
   Requirement         Regulatory Capital  Capital Required     Regulatory Capital  Capital Required
- - ------------------     ------------------  ----------------     ------------------  ----------------
                                                    (Dollars In Thousands)
Tangible core capital       $172,831           $ 49,624                $161,731           $ 60,157
  Percent                       5.22%              1.50%                   4.03%              1.50%

Core capital                $173,287           $132,348                $162,387           $160,446
  Percent                       5.24%              4.00%                   4.05%              4.00%

Risk-based capital          $184,890           $ 97,969                $185,587           $144,484
  Percent                      15.10%              8.00%                  10.28%              8.00%



RHODE ISLAND COVERED ASSETS
- - ---------------------------

On May 8, 1992, the Association acquired $315.0 million in assets of four Rhode Island financial institutions which were in receivership proceedings under the jurisdiction of the Superior Court of Providence County, Rhode Island. Transactions completed in conjunction with the acquisition of the assets of the financial institutions are described in detail in the Company's Form 10-K.

Since, as described in the Company's December 31, 1993 Form 10-K, the Association is protected against losses relative to the contractual provisions of the loans acquired from the Rhode Island institutions, including loans foreclosed upon by the Association subsequent to acquisition (the Rhode Island covered assets), the Association maintains these assets separately. At June 30, 1994, the Association's portfolio of Rhode Island covered assets was as follows:

                                                    June 30,      December 31,      June 30,
                                                 --------------  --------------  --------------
                                                      1994*           1993*           1993*
                                                 --------------  --------------  --------------
                                                                 (In Thousands)
Loans:

  Single-family residential real estate loans....   $   32,635      $   38,821       $   39,436
  Consumer loans.................................       17,535          20,394           24,239
  Income property loans..........................       37,127          38,256           46,409
  Commercial loans...............................        1,193           1,335            1,443
                                                     ---------       ---------        ---------

      Total loans................................       88,490          98,806          111,527

REO..............................................        3,917           6,819            9,342
                                                     ---------       ---------        ---------
      Total covered assets.......................   $   92,407      $  105,625       $  120,869
                                                     =========       =========        =========

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

                                                     June 30,      December 31,      June 30,
                                                  --------------  --------------  --------------
                                                       1994            1993            1993
                                                  --------------  --------------  --------------
                                                                  (In Thousands)
Loans:

  Single-family residential real estate loans....   $    2,012      $    2,718      $    3,501
  Consumer loans.................................          956           1,045           1,772
  Income property loans..........................        4,366           4,145           6,265
  Commercial loans...............................           15              30              15
                                                     ---------       ---------       ---------

      Total......................................   $    7,349      $    7,938      $   11,553
                                                     =========       =========       =========

FINANCIAL CONDITION
- - -------------------

Total assets at June 30, 1994 were $3.3 billion, compared to $3.9 billion and $4.0 billion at December 31 and June 30, 1993, respectively. Asset size and composition have generally been determined by seeking the optimal balance among regulatory capital requirements, liquidity, yield, and risk.

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

As a result of these factors, beginning in the third quarter of 1993, the Company modified its operating strategy both with regard to lending and to balance sheet structure. This modified strategy was intended to reduce the Company's loan concentration in California, to reduce credit costs, and to increase the net interest margin. In September of 1993, the Association changed its strategy by sharply reducing the volume of adjustable rate mortgages (ARMs) originated for portfolio in California and by replacing the California ARM originations with 10 and 15 year fixed rate mortgages originated in the Northeast and with the purchase of both adjustable rate and 15 year fixed rate mortgage-backed securities. California portfolio production was sharply curtailed in order to lower the concentration of California loans in the loan portfolio due to the fact that initial discounts on ARM rates in California exceeded the Association's pricing guidelines. Fixed rate mortgages with terms of 15 years or less were added to the portfolio in order to increase the net interest spread and to reduce the degree to which the Association's interest rate risk profile had become asset sensitive. MBSs were added to meet the remaining asset generation needs of the Company. Displacing whole loans, particularly those originated in California, with MBSs reduced credit risk and increased the risk-based capital ratio. In February 1994, the Company closed its loan origination offices in California and Colorado. In March 1994, the Company sold $876.1 million of single-family adjustable rate residential mortgage loans, $40.5 million of which were non-performing and 93% of which were secured by California properties. Finally, in a series of transactions during April and May 1994, three of which were single transactions totaling $27.2 million, the Company sold virtually all of its foreclosed assets in California.

Retail deposits, the Association's least expensive source of funds, decreased to $2.5 billion at June 30, 1994, compared to $3.0 billion at December 31 and June 30, 1993. The decrease in deposits was due primarily to the aforementioned sale of ten of the Association's branches to Shawmut National Corp. In addition, following the trend of low interest rates in the economy, the Association has experienced a significant reduction in its cost of retail deposits. These lower rates have caused some depositors who are struggling to preserve their former level of income to seek higher yields through alternative investments, and others to reduce their outstanding high interest rate liabilities. Others have withdrawn funds to meet their financial obligations due to a loss in personal income.

CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------

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

The Association's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans. The following table sets forth the composition of the Association's single-family residential mortgage loan originations for the periods indicated:

                             Three Months Ended                              Six Months Ended
                                   June 30,                                      June 30,
                 -------------------------------------------   -------------------------------------------
                        1994                   1993                   1994                   1993
                 --------------------   --------------------   --------------------   --------------------
                  Amount   % of Total    Amount   % of Total    Amount   % of Total    Amount   % of Total
                 --------  ----------   --------  ----------   --------  ----------   --------  ----------
                                                    (Dollars in Thousands)
Adjustable....   $  9,496     71.10%    $144,026     69.57%    $ 37,860     34.08%    $298,219     77.30%
Fixed.........      3,860     28.90       63,008     30.43       73,245     65.92       87,579     22.70
                  -------    ------      -------    ------      -------    ------      -------    ------
    Total.....   $ 13,356    100.00%    $207,034    100.00%    $111,105    100.00%    $385,798    100.00%
                  =======    ======      =======    ======      =======    ======      =======    ======

The composition of the Association's residential mortgage loan portfolio at June 30, 1994, December 31, 1993, and June 30, 1993 was as follows:

                         June 30, 1994            December 31, 1993            June 30, 1993
                    ----------------------     ----------------------     ----------------------
                      Amount    % of Total       Amount    % of Total       Amount    % of Total
                    ----------  ----------     ----------  ----------     ----------  ----------
                                               (Dollars in Thousands)
Adjustable.......   $  766,441     87.01%      $1,701,978     92.21%      $2,124,664     94.76%
Fixed............      114,419     12.99          143,812      7.79          117,598      5.24
                     ---------    ------        ---------    ------        ---------    ------
    Total........   $  880,860    100.00%      $1,845,790    100.00%      $2,242,262    100.00%
                     =========    ======        =========    ======        =========    ======



Total loans originated during the three months ended June 30, 1994 and 1993 were $28.5 million and $214.2 million, respectively.
Total loan originations for the six-month periods ended
June 30, 1994 and 1993 were $134.8 million and $397.3 million, respectively. At June 30, 1994, the Association was committed to fund mortgage loans totaling $18.4 million, including $12.7 million in adjustable rate mortgages. The Association expects to fund such loans from its liquidity sources in 1994.

Net cash provided by operations during the six months ended
June 30, 1994 totaled $18.1 million. Adjustments to net income of $6.5 million provided $11.5 million of net cash, including proceeds from sales of loans available-for-sale of $95.0 million. The proceeds from sale of loans resulted principally from the sale of fixed rate loans which were originated by the Association with the intent to sell in the secondary market. In addition, loans originated for the available-for-sale portfolio utilized $59.2 million in cash. Remaining adjustments to net income utilized $24.2 million in cash.

Net cash provided by investing activities during the six months ended June 30, 1994 totaled $458.3 million. Proceeds from sales of loans totaled $843.6 million. Principal collected on loans and mortgage-backed securities generated cash of $128.8 million and $226.0 million, respectively, while maturities of investment securities provided $51.7 million in cash. Proceeds from sales of investment securities available-for-sale totaled $286.3 million. Sales of REO generated $49.0 million in cash. Loans originated used $81.6 million of cash, while purchases of mortgage-backed securities and investment securities used cash of $586.9 million and $473.0 million, respectively. All other investing activities provided net cash of $14.4 million.

Net cash used in financing activities during the six months ended June 30, 1994 totaled $574.5 million and resulted primarily from $400.9 million on the sale of deposits. Other decreases in retail deposits from December 31, 1993 used $49.7 million in cash. A net decrease in brokered deposits used $24.8 million in cash while decreased securities sold under agreements to repurchase utilized $23.2 million in cash. All other financing activities utilized net cash of $75.9 million.

The liquidity of the Association is measured by the ratio of its liquid assets to the net withdrawable deposits and borrowings payable in one year or less. A portion of these liquid assets are in the form of non-interest bearing reserves required by Federal Reserve Board regulations. For total transaction account deposits of $46.8 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $46.8 million, a 10% reserve is required. The Federal Reserve Board may adjust the latter reserve percentage within a range of 8-14%. The Association is also subject to OTS regulations which require the maintenance of a daily average balance of liquid assets equal to 5%. The ratio averaged 6.10% for the three months ended June 30, 1994, compared to 5.87% for the three months ended June 30, 1993. In addition to the regulatory requirements, the average liquidity ratio reflects management's expectations of future loan fundings, operating needs, and the general economic and regulatory climate. In addition, the Association is required by OTS regulations to maintain a daily average balance of short-term liquid assets of 1%. The ratio averaged 3.53% and 2.26% for the three months ended June 30, 1994 and 1993, respectively.

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

Increased capital remains a significant focus for the Association in continuing to meet the standards for a well-capitalized institution promulgated pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The ability of the Company to make capital distributions is restricted by the limited cash resources of the Company and the ability of the Company to receive dividends from the Association. The Association's payment of dividends is subject to regulatory limitations, particularly the Prompt Corrective Action regulation, which prohibits the payment of a dividend if such payment would cause the Association to become undercapitalized. Also, the Company and the OTS entered into a Dividend Limitation Agreement as a part of the holding company approval process which prohibited the payment of dividends to the holding company without prior written OTS approval if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement.

On June 17, 1994, the Company's Board of Directors voted to declare a stock dividend payable on July 1, 1994 on the Company's $8.50 Cumulative Preferred Stock, Series B (the Series B preferred stock) of one share of Series B preferred stock for each $100 of the amount of dividends payable on July 1, 1994, and accumulated and unpaid as of that date, to holders of record on June 17, 1994. On July 1, 1994, the Company paid the $873,653 of dividends then payable on the Series B preferred stock through the issuance of an additional 8,737 shares of Series B preferred stock.

In addition, the interest and principal repayment obligations on the 9% Debentures constitute an impediment to the Company's ability to pay cash dividends. The $40.3 million net balance of 9% Debentures at June 30, 1994 require annual interest payments of $3.9 million. In addition, the Company is required to repurchase
6 2/3% of the 9% Debentures outstanding as of March 1, 1998 in each year commencing on May 1, 1998. Prior to May 1, 1997, the Company may fulfill its interest payment obligation by the issuance of additional 9% Debentures. In meeting this interest obligation, the Company has issued an additional $6.8 million in 9% Debentures, which are included in the outstanding principal at June 30, 1994. Any such issuance, however, increases the aggregate annual interest obligation and also the amount of 9% Debentures required to be repurchased annually commencing May 1, 1998.

INTEREST RATE RISK MANAGEMENT
- - -----------------------------

From the quarter ended June 30, 1993 through the quarter ended June 30, 1994, the Association's interest rate spread decreased 35 basis points, averaging 1.72% and 2.07% for the quarters ended June 30, 1994 and 1993, respectively. The Association continually monitors the repricing characteristics of its interest-earning assets and interest-bearing liabilities. The Association's one-year gap at June 30, 1994 was a positive $159.5 million, or 4.82% of assets, compared to a positive $583.8 million, or 14.57% of assets, at June 30, 1993. The Association's interest rate sensitivity analysis (Exhibit 99.1) shows that the Association has little interest rate risk resulting from the traditional thrift institution mismatch between asset and liability repricing. This diminished risk is a result of the Association's historic emphasis on the origination of adjustable rate single-family residential mortgages and its reliance on retail deposits as its primary funding source.

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

REGULATIONS
- - -----------

Current Capital Regulations. The current OTS regulatory capital regulations require savings associations to meet three capital standards: (1) tangible core capital of 1.5% of adjusted total assets, (2) core capital (leverage ratio) of 3% of adjusted total assets, and (3) total risk-based capital of 8% of risk-weighted assets. In calculating tangible core capital, a savings association must deduct from capital most intangible assets. Core capital consists of tangible core capital plus certain intangible assets such as qualifying purchased mortgage servicing rights and certain qualifying supervisory goodwill which meets the requirements of FIRREA. Other than qualifying purchased mortgage servicing rights and certain qualifying supervisory goodwill as described below, intangible assets must be deducted from core capital unless they meet a three-part test relating to identifiability, marketability, and liquidity in which event they may be included in an amount up to 25% of core capital. On February 2, 1994, the OTS issued a final rule, effective March 4, 1994, which permits the inclusion of purchased mortgage servicing rights in capital provided that those rights, in the aggregate, do not exceed 50% of core capital. This rule requires that all other intangibles, including core deposit intangibles with certain limited exceptions, be deducted from capital. This rule has minimal impact on the Association since the Association's purchased mortgage servicing rights comprise less than 1.0% of core capital at June 30, 1994. In addition, the OTS will grandfather core deposit intangibles resulting from prior transactions or transactions under firm contract as of March 4, 1994. As of June 30, 1994, the Association had only $456,000 of core deposit intangibles which are so grandfathered. Supervisory goodwill includable in core capital is being phased out over five years, with all goodwill completely excluded from capital after December 31, 1994. Since the Company has eliminated all of its supervisory goodwill through valuation adjustments and the utilization of net operating loss carryforwards, the phaseout of supervisory goodwill from capital will have no impact on the Company in the future.

The risk-based capital requirement for savings associations of 8% of total risk-weighted assets was phased in over three years. Thrifts were required to meet 100% of the requirement, or 8%, on December 31, 1992. The risk-based capital requirement includes core (Tier 1) capital plus supplementary capital to the extent that supplementary capital does not exceed 100% of core capital. Supplementary capital includes certain capital instruments which are not included in core capital and general loan loss allowances. Risk-weighted assets equal total assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk-weighting applicable to the asset category. The capital regulations assign each asset held by a savings association to one of four risk-weighting categories, based upon the credit risk associated with each asset or item. The risk-weighting categories range from 0% for low-risk assets (such as U.S. Treasury securities and Government National Mortgage Association securities) to 100% for assets deemed to be of higher risk (such as repossessed assets and certain equity investments). On March 19, 1993, the OTS issued a final rule changing the risk-based capital treatment of certain equity investments to parallel the capital treatment of those investments under the rules applicable to national banks. Effective April 19, 1993, savings associations were required to place these investments in the 100% risk-weight category.

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

Final OTS Interest Rate Risk Component.  The OTS final rule adding
- - --------------------------------------
an interest rate risk component to its risk-based capital rule was adopted on August 31, 1993 and became effective January 1, 1994. Under the rule, savings associations are divided into two groups, those with "normal" levels of interest rate risk and those with greater than "normal" levels of interest rate risk. Associations with greater than normal levels will be subject to a deduction from total capital for purposes of calculating risk-based capital. Interest rate risk is measured by the change in Net Portfolio Value under a 2.0% change in market interest rates. Net Portfolio Value is essentially the economic value of an association's assets less the economic value of its liabilities adjusted for the economic value of off-balance-sheet contracts. If an association's change in Net Portfolio Value under a 2.0% change in market interest rates exceeds 2.0% of the estimated economic value of its assets, it will be considered to have greater than normal interest rate risk, and its total capital for risk-based capital purposes will be reduced by one-half of the difference between its measured interest rate risk and the normal level of 2.0%. The rule adjusts the interest rate risk measurement methodology when interest rates are low. In the event that the 3-month Treasury rate is below 4.0%, interest rate risk will be measured under a 2.0% increase in interest rates and under a decrease in interest rates equal to one-half the value of the 3-month Treasury rate. According to the most recent OTS measurements, Northeast Savings' interest rate risk is within the normal range.

Proposed Leverage Ratio Requirement.  On April 22, 1991, the OTS
- - -----------------------------------
issued a notice of proposed rulemaking to establish a new minimum leverage ratio of 3% of adjusted total assets for savings associations without any supervisory, financial, or operational deficiencies, that is, associations receiving a composite rating of 1 on their regulatory examinations under the OTS CAMEL system. The leverage ratio is the ratio of core capital to adjusted total assets. Higher leverage ratios, generally 100 to 200 basis points higher, would be required for all other associations, as warranted by particular circumstances or risk profiles. Thus, for all but the most highly rated institutions meeting the conditions set forth in the OTS notice, the minimum leverage ratio would be 3% plus an additional 100 to 200 basis points determined on a case-by-case basis. In all cases, savings institutions would be required to hold capital commensurate with the quality of risk management systems and the level of overall risk in each individual savings association as determined through the supervisory process on a case-by-case basis. Savings associations that no longer pass the minimum capital standards because of the new core capital leverage ratio requirements would be subject to certain restrictions and a limitation on distributions and would be required to submit capital plans that detail the steps they will take to reach compliance with the fully phased-in capital standards by December 31, 1994. These capital plans would be due within 60 days of the effective date of the rule. The Association continues to exceed all current capital requirements including the anticipated increased leverage ratio requirement. Although the proposed leverage requirement is not yet final, under the Prompt Corrective Action rules discussed below, which became effective December 19, 1992, an institution must have a leverage ratio of 4% or greater (unless it has a composite one CAMEL rating) in order to be considered adequately capitalized.

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

The relevant capital measures for the categories of well-capitalized, adequately capitalized, undercapitalized and significantly undercapitalized, are defined to be the ratio of total capital to risk-weighted assets (i.e., the OTS risk-based capital requirement), the ratio of core capital to risk-weighted assets (i.e., the OTS Tier I risk-based capital requirement) and the ratio of core capital to adjusted total assets (i.e., the OTS core or leverage capital requirement). Under the rules, an institution will be deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core capital to risk-weighted assets capital ratio of 6% or greater and a ratio of core capital to adjusted total assets of 5% or greater and the institution is not subject to any order, written agreement or Prompt Corrective Action directive. An institution is deemed to be adequately capitalized if it has total risk-based capital of 8% or greater, core capital to risk-weighted assets capital ratio of 4% or greater and a ratio of core capital to total assets of 4% or greater (unless it has a composite one CAMEL rating). An institution is deemed to be undercapitalized if it fails to meet any of the relevant capital measures to be considered adequately capitalized, and significantly undercapitalized if it has a total risk-based capital ratio of less than 6% or a core capital to risk-weighted assets capital ratio of less than 3% or a leverage ratio of less than 3%. An institution with a ratio of tangible equity to total assets of 2% or less is deemed to be critically undercapitalized.

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

Based on the Association's capital position at June 30, 1994, Northeast Savings is a well-capitalized institution and will not be subject to any of the restrictions imposed by the Prompt Corrective Action rule on institutions that are less than adequately capitalized. However, should the Association receive a less than satisfactory rating for asset quality, earnings, liquidity or management in a regulatory examination, the OTS could impose restrictions upon Northeast Savings as if it were an adequately capitalized institution until such time as the less than satisfactory rating is corrected.

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

Further, the OTS has a Capital Distribution Regulation which also governs capital distributions. The OTS regulation differentiates among savings institutions primarily by their capital levels. Associations which meet their fully phased-in capital requirements are considered Tier 1 associations and require only normal OTS supervision. A Tier 1 association may make capital distributions during a calendar year up to the higher of: (1) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio as of the beginning of the calendar year; or (2) 75% of its net income over the most recent four-quarter period. A Tier 1 association would not be permitted to make capital distributions in excess of the foregoing limit without prior OTS approval. Capital surplus is defined as the amount of capital over an association's fully phased-in capital requirement. The Association meets its fully phased-in regulatory capital requirements and is a Tier 1 association.

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

On October 1, 1992, the FDIC published final rules increasing the deposit insurance assessment rate to be paid by BIF and SAIF insured institutions during two semiannual periods in 1993 and thereafter and adopting a transitional risk-based deposit insurance assessment system. The transitional system became effective January 1, 1993 and remained in effect until implementation of the permanent risk-based assessment system one year later. Under the transitional rule, the annual assessment rate for each SAIF insured institution is determined on the basis of capital and supervisory measures. For the capital measure, institutions are assigned to one of three capital groups: well-capitalized, adequately capitalized or undercapitalized. The first two groups are defined by application of the capital ratio standards imposed under the Prompt Corrective Action rule (discussed above). The third group consists of those institutions not qualifying as well capitalized or adequately capitalized. Within each group, institutions are assigned to one of three supervisory subgroups: healthy, supervisory concern, or substantial supervisory concern. The FDIC assigns institutions to supervisory subgroups on the basis of supervisory evaluations provided by the institution's primary federal regulator and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the insurance fund. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Under the rule, there are nine combinations of groups with assessments ranging from 23 cents for each $100 of insured deposits to 31 cents for each $100 of insured deposits depending upon the risk group to which a savings association is assigned. A savings association's capital group is determined on the basis of data reported in its thrift financial report as of the date closest to June 30 or December 31 that includes the necessary capital data. Northeast Savings is deemed to be a well-capitalized association.

On June 17, 1993, the FDIC adopted a final rule establishing a risk-based deposit insurance premium assessment system to be implemented with the semi-annual assessment period commencing January 1, 1994. Except for limited changes, the structure of the permanent system is substantially the same as the structure of the transitional system it replaced. The FDIC is authorized to raise insurance premiums for SAIF members in certain circumstances. If the FDIC determined to increase the assessment rate for all SAIF institutions, institutions in all risk categories could be affected. Any increase in premiums could have an adverse effect on the Association's earnings. In the three months ended
June 30, 1994, SAIF deposit insurance premiums increased to $2.1 million from $1.6 million for the same three months last year.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
- - ----------------------------------------------

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). Postemployment benefits are all types of benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including worker's compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage.

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

SFAS 112 is effective for fiscal years beginning after December 15, 1993. Generally, the Association does not provide benefits to its former or inactive employees after employment but before retirement. Based on the Company's analysis, the impact of SFAS
112 on the Company is not material.

At the urging of the auditing profession, the Securities and Exchange Commission, bank regulators, and some preparers of financial statements, in 1986, the FASB added the financial instruments project to its agenda in order to address numerous questions resulting from the use of innovative financial instruments. Thus far, the project has resulted in the issuance of four Statements of Financial Accounting Standards: SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," issued in March 1990, SFAS 107, "Disclosures about Fair Value of Financial Instruments," issued in December 1991, SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS

115, "Accounting for Certain Investments in Debt and Equity Securities." Both SFAS 114 and SFAS 115, issued in May 1993, are discussed below. The Company has previously implemented SFAS 105 and SFAS 107. As a part of this project, the FASB has also issued two Discussion Memorandums, "Distinguishing between Liability and Equity Instruments and Accounting for Instruments with Characteristics of Both" in August 1990 and "Recognition and Measurement of Financial Instruments" in November 1991, and two Exposure Drafts of Proposed Statements of Financial Accounting Standards, "Accounting by Creditors for Impairment of a Loan-Income Recognition" and "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

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

SFAS 115 was effective for fiscal years beginning after December 15, 1993. It is to be initially applied as of the beginning of an enterprise's fiscal year and cannot be applied retroactively to prior years' financial statements. However, an enterprise may elect to initially apply SFAS 115 as of the end of an earlier fiscal year for which annual financial statements have not previously been issued. Correspondingly, the Company adopted SFAS 115 as of the end of the year ended December 31, 1993. As a result, at June 30, 1994 and December 31, 1993, unrealized gains of $5.2 million and $9.5 million, respectively, net of tax effect, were recognized in stockholders' equity and increased the Association's core capital by 16 basis points and 22 basis points, respectively.

In March 1994, the FASB issued a proposed Statement of Financial Accounting Standards, "Accounting by Creditors for Impairment of a Loan-Income Recognition: An Amendment of FASB Statement 114" (the proposed amendment). This proposed amendment would amend SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. It would accomplish that by eliminating the provisions in SFAS 114 that describe how a creditor should report income on an impaired loan.

This proposed amendment would not change the provisions in SFAS 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. As a result, this proposed amendment generally would affect only the classification of income (or expense) that results from changes in the net carrying amount of the loan, not the total amount of income (or expense) recognized.

This proposed amendment also would acknowledge that a creditor's policies for recognizing interest income and for charging off loans may result in a recorded investment in an impaired loan that is less than the present value of expected future cash flows discounted at the loan's effective interest rate (or the observable market price of the loan or the fair value of the collateral). In those cases, this proposed amendment would affect both the classification and the total amount of income (or expense) recognized.

This proposed amendment would amend the disclosure requirements in SFAS 114 to require information about how a creditor recognizes interest income related to impaired loans. This proposed amendment, effective upon issuance, would have no impact on the financial position or results of operation of the Company.

In April 1994, the FASB issued a proposed Statement of Financial Accounting Standards, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (the proposed Derivative Statement). This proposed Derivative Statement would require improved disclosures about derivative financial instruments

- - - futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. It also would amend existing requirements of SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial
Instruments with Concentrations of Credit Risk," and SFAS 107,
"Disclosures about Fair Value of Financial Instruments."

This proposed Derivative Statement would require disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS 105 because they do not result in off-balance-sheet risk of accounting loss. It would require that a distinction be made between financial instruments held or issued for the purpose of trading (including dealing or other activities reported in a trading account and measured at fair value) and financial instruments held or issued for purposes other than trading. It also would amend SFAS 105 and 107 to require that distinction in certain disclosures required by those Statements.

For derivative financial instruments held or issued for trading, this proposed Derivative Statement would require disclosure of average, maximum, and minimum aggregate fair values and of net trading gains or losses. For derivative financial instruments held or issued for purposes other than trading it would require disclosure about those purposes, about how the instruments are reported in financial statements, and - if the purpose is hedging anticipated transactions - about the anticipated transactions, the amounts of hedging gains and losses deferred, and the transactions or other events that result in recognition of the deferred gains or losses in income. This proposed Derivative Statement also would encourage, but not require, quantitative information about interest rate or other market risks of derivative financial instruments, and also of other assets and liabilities, that is consistent with the way the entity manages or adjusts risks and that is useful for comparing the results of applying the entity's strategies to its objectives for holding or issuing the derivative financial instruments.

This proposed Derivative Statement would amend SFAS 107 to require that fair value information be presented without combining, aggregating, or netting the fair value of separate financial instruments of a different class and be presented in one location, together with the related carrying amounts, in a form that makes it clear whether the amounts are favorable (assets) or unfavorable (liabilities).

This proposed Derivative Statement would be effective for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, the effective date would be for financial statements issued for fiscal years ending after December 15, 1995. Since the proposed Derivative Statements is a disclosure document only, it would have no impact on the financial position or results of operation of the Company.

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

The proposed Statement has two effective dates. Its disclosure provisions would be effective for years beginning after December 31, 1993. Pro forma disclosure of the effects on net income and earnings per share of recognizing compensation cost for awards granted after December 31, 1993 would be required. The recognition provisions would be effective for awards granted after December 31, 1996. Until the FASB has issued a final Statement, management cannot determine the impact that implementation of such a final Statement would have on the results of operations or financial condition of the Company.

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

SOP 93-6 was effective for fiscal years beginning after December 15, 1993. Employers are required to apply the provisions of SOP 93-6 to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. Employers are permitted, but not required, to apply the provisions of ESOP 93-6 to shares purchased by ESOPs on or before December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. The Company adopted SOP 93-6 as of January 1, 1994. The adoption did not have a material effect on the results of operation or the financial condition of the Company.

On March 31, 1993, the Accounting Standards Executive Committee of the AICPA issued a proposed statement of position (SOP) which would require all reporting entities (including business enterprises, not-for-profit organizations, and state and local governments) that prepare financial statements in conformity with generally accepted accounting principles to include in their financial statements disclosures about the nature of their operations and use of estimates in the preparation of financial statements. In addition, if specified disclosure criteria are met, it would require such entities to include in their financial statements disclosures about certain significant estimates, current vulnerability due to concentrations, and financial flexibility.

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

SELECTED RATIOS AND STATISTICS
- - ------------------------------

The Company's annualized return on average assets was .65% for the quarter ended June 30, 1994, compared to (.94)% for the quarter ended June 30, 1993. The annualized return on stockholders' equity was 20.88% for the three months ended June 30, 1994, versus
(53.08)% for the same period in 1993.

For the six-month periods ended June 30, 1994 and 1993, the Company's annualized return on average assets was .36% and (.47)%, respectively. The annualized return on average stockholders' equity for the same respective periods was 10.62% and (34.07)%.

                             PART II

ITEM 1 - LEGAL PROCEEDINGS
- - --------------------------

On December 6, 1989, Northeast Savings filed a complaint in the United States District Court for the District of Columbia against the FDIC and the OTS, as successor regulatory agencies to the FSLIC and the FHLBB. It was the position of the Association in the litigation that the denial by the OTS and the FDIC of core capital treatment of the adjustable rate preferred stock and the elimination from capital, subject to limited inclusion during a phaseout period, of supervisory goodwill constitutes a breach of contract, as well as a taking of the Association's property without just compensation or due process of law in violation of the Fifth Amendment to the United States Constitution. The Association sought a determination by the court to this effect and to enjoin the defendants and their officers, agents, employees and attorneys, and those persons in active concert or participation with them, from enforcing the provisions of FIRREA and the OTS regulations or from taking other actions that are inconsistent with their contractual obligations to Northeast Savings. The suit sought an injunction requiring the OTS and FDIC to abide by their contractual agreements to recognize as regulatory capital the supervisory goodwill booked by Northeast Savings as a result of its 1982 acquisition from the FSLIC of three insolvent thrifts. On July 16, 1991, the district court ruled that it lacked jurisdiction over the action but that Northeast Savings could bring a damages action against the government in the United States Claims Court. On July 8, 1992, the Association moved to voluntarily dismiss its appeal of the district court decision dismissing its action seeking injunctive relief. This motion was made with a view toward refiling the Association's lawsuit against the government in the United States Claims Court, so as to seek damages against the United States rather than injunctive relief against the OTS and FDIC. This motion was made for two reasons. First, by virtue of the Association's greatly improved financial and regulatory capital condition, including its compliance with all fully phased-in capital requirements, and its tangible capital position exceeding four percent, the Association determined that it was no longer in need of injunctive relief. Rather, the Association determined that it was now in its best interest to pursue a damages claim against the United States in the Claims Court. Second, the Association sought to dismiss its appeal and refile in the Claims Court because of the adverse decision of the Court of Appeals for the D.C. Circuit in another "supervisory goodwill" case, TransOhio Savings
                                                -----------------
Bank, et al. v. Director, OTS, et al., 967 F.2d 598 (June 12,
- - -------------------------------------
1992). Neither the OTS nor the FDIC opposed the Association's motion. The D.C. Circuit granted the Association's motion to voluntarily dismiss its appeal on July 9, 1992. On August 12, 1992, Northeast Savings refiled its action in the United States Claims Court, Northeast Savings, F.A. v. United States, No. 92-
               ----------------------------------------
550c.  Note that, effective October 29, 1992, the United States

Claims Court was renamed the United States Court of Federal Claims. Northeast Savings' complaint seeks monetary relief against the United States on theories of breach of contract, taking of property without just compensation, and deprivation of property without due process of law. The United States has not yet filed an answer to the Complaint. On May 25, 1993, a three-judge panel of the Federal Circuit Court of Appeals ruled against the plaintiffs in three other consolidated "supervisory goodwill" cases, holding that the thrift institutions had not obtained an "unmistakable" promise from the government that it would not change the law in such a manner as to abrogate its contractual obligations and that the plaintiffs therefore bore the risk of such a change in the law. Winstar Corp.
                                                      -------------
v. United States, No. 92-5164.  On August 18, 1993, however, the
- - ----------------
full Federal Circuit, acting in response to a Petition for Rehearing with Suggestion for Rehearing In Banc filed by two of the three plaintiffs in these cases, vacated the May 25 panel decision, ordered the panel opinion withdrawn, and ordered that the case be reheard by the full Court. Oral argument in the Winstar case was
                                                 -------
held on February 10, 1994. On June 3, 1993, the Court of Federal Claims entered an order staying proceedings in Northeast Savings' case pending further action by the Federal Circuit in the Winstar
                                                          -------
case or any action taken by the Supreme Court on any petition for a writ of certiorari in that case.

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

ITEM 2 - CHANGES IN SECURITIES
- - ------------------------------

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
- - ----------------------------------------

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

At its annual meeting of stockholders held on May 20, 1994, the Company's common stockholders voted to elect four directors to serve three-year terms. The votes cast for each director nominee were as follows:

George J. Fantini, Jr.     For  11,605,385     Withheld  301,359
Richard H. Gordon          For  11,723,147     Withheld  183,359
George P. Rutland          For  11,708,731     Withheld  198,013
John R. Silber             For  11,702,120     Withheld  204,624

ITEM 5 - OTHER INFORMATION
- - --------------------------

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------


(a)     Exhibits required by Securities and Exchange Commission
        Regulation S-K.

Exhibit
No.
- - -------

10.  -   Retirement Plan for Three-Year Term Outside Directors
11.1 -   Computation of net income (loss) per common share
99.1 -   Interest rate sensitivity analysis at June 30, 1994
99.2 -   Average balance sheet for the three months ended
         June 30, 1994 and 1993
99.3 -   Rate/Volume analysis for the three months ended
         June 30, 1994 and 1993

(b)      Reports on Form 8-K

         On June 15, the Company filed a Form 8-K announcing that its Board of Directors has approved a definitive merger agreement with Shawmut National Corp.

                                                       Exhibit 10


                     NORTHEAST SAVINGS, F.A.
               OUTSIDE DIRECTORS' RETIREMENT PLAN
               ----------------------------------



Section 1 - Purpose
- - -------------------

        The purpose of the Director's Retirement Plan (the "Plan") is to recognize the valuable services provided to Northeast Savings, F.A. (the "Company") by its non-employee directors and to assist in retaining present non-employee members and attracting new members to the board of directors, by providing such directors with retirement benefits under the terms and conditions set forth in this plan.

Section 2 - Eligibility
- - -----------------------

        Any director shall be eligible to participate in the Plan who is not an active employee of the Company upon termination of Board service ("active employee" shall mean an employee of the Company as determined for purposes of the Company's qualified pension plan), and (i) is an active, elected three-year term member of the Board on the effective date of the Plan, or (ii) has completed at least two elected three year terms as a Director.

Section 3 - Amount of Benefit
- - -----------------------------

        (a) Each eligible Director shall be entitled to receive an annual retirement benefit equal to $15,000 payable in accordance with subsection 4(a).

        (b) The term of such benefit shall be equal to the lesser of (i) the cumulative period of full and partial years of Board service determined in full calendar quarters, or (ii) ten years.

Section 4 - Manner of Payment
- - -----------------------------

        (a) The retirement benefit shall consist of a lump sum payment pursuant to Section 3 payable upon the first of the calendar quarter next following the Company's first annual shareholder meeting subsequent to said Director's attainment of age seventy (70).

        (b) In the case of an eligible Director's death prior to the commencement of benefit payments under subsection 4(a), the surviving spouse will be entitled to a lump sum payment determined using the immediate rate published by the Pension Benefit Guaranty Corporation on January 1, for calculating lump sum benefits for terminating plans (as outlined in the Company's qualified pension plan) and with no mortality assumption, equivalent to the payments specified under page 2


             subsection 4(a) to be paid within thirty (30) days of the Director's death. If the Director has no surviving spouse, said lump sum payment will be distributed to the Director's estate in accordance with the laws of will and descent.

        (c) The obligations of the Company hereunder constitute merely the promise of the Company to make the payments provided for in this Plan. No Director, his or her spouse, or the estate of either of them shall have, by reason of this Plan, any right, title, or interest of any kind in or to any property of the Company. To the extent any Director or surviving spouse has a right to receive payments under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Company.

Section 5 - Change of Control
- - -----------------------------

        (a) In the case of a Change of Control, each eligible and active Director as of the date of the Change of Control shall be credited with additional calendar quarters of Board service under subsection 3(b), with this supplemental service credit determined as the number of calendar quarters between the Change of Control and the 30th of June next following the date the Director is projected to attain age seventy (70). This supplemental service credit is intended to represent the period that each Director would have served on the Board had there been no Change of Control and the Director had been reelected and served on the Board up to the mandatory retirement date for Board service.

        (b) In the case of a Change of Control, each eligible Director shall receive, within ten (10) days prior to the completion of the transaction a lump sum payment equal to the actuarial present value of the benefit specified under subsection 4(b) including any applicable service credit under subsection 5(a). In addition, any remaining benefit obligation under the Plan, as determined under this subsection, that has commenced distribution as of the Change of Control shall also be paid to the applicable Director as a lump sum payment of actuarial present value equal to the remaining balance of the benefit due.

page 3


        (c) The Company or successor entity shall assume the obligation for all payments specified under subsection 5(b) and any other obligations then in effect under the Plan.

        (d) A "Change of Control" shall mean an occurrence of either (i) passage of a resolution of the Board authorizing the Company to enter into an agreement providing for the merger or consolidation of the Company with or into another entity where the Company is not the surviving entity, or providing for a sale of substantially all of the assets of the Company, or
             (ii) a single entity or individual becomes the beneficial owner, directly or indirectly, or securities of the Company which represent a percentage of the voting power of the Company's then outstanding securities sufficient to elect two or more designees of such entity to the Board of the Company.

Section 6 - General Provisions
- - ------------------------------

        (a) The right to receive any payment under the Plan shall not be transferable or assignable.

        (b) Benefit payments under the Plan shall be made from the general assets of the Company, and the Company shall not be required to set aside funds for the payment of its obligations under the Plan.

        (c) The actuarial assumptions for interest rate and mortality tables to be applied in calculating lump sum present value payments under the Plan shall be the same as then specified in the Company's qualified pension plan and such lump sum payment shall represent full satisfaction of all obligations of the Company or its successor(s) under the Plan.

        (d) The Board may at any time preceding a Change of Control amend or terminate the Plan, provided that no amendment or termination shall impair the rights of an eligible Director to receive the payments which would have been made to such Director had the Plan not been amended or terminated (based upon such Director's service as a member of the Board to the date of such Plan amendment or termination).

page 3


        (e) Nothing in the Plan shall be deemed to create any obligations on the part of the Board to nominate any Director for reelection by the Company.


        (f) Any questions involving entitlement to payments under the Plan shall be referred to the Board for resolution. The determination of the Board shall be conclusive as to any such questions. The Board may obtain such advice or assistance as they deem appropriate from persons not serving on the Board.

        (g) As used in the Plan, "termination from Board service" shall include any termination of service upon attaining the mandatory retirement age of 70 or as provided under Section 5(c) hereof, except for a termination which the Board determines to have involved Gross Cause. "Gross Cause" shall include fraud, misappropriate of or other intentional misconduct damaging to the property or business of the Company or any of its subsidiaries or commission of a felony. In the case of termination involving Gross Cause, all benefits otherwise payable under the Plan shall be forfeited.

Section 7 - Effective Date
- - --------------------------

        The effective date of the Plan is June 1, 1994.

                                                                                  Exhibit 11.1


                                          NORTHEAST FEDERAL CORP.
                             COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                             (Dollars in Thousands, Except Per Share Amounts)



                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                   -----------------------      -----------------------
                                                      1994         1993            1994         1993
                                                   ----------   ----------      ----------   ----------

Primary income (loss) per common share:

    Net income (loss)...........................  $     5,528   $   (9,432)    $     6,535   $   (9,291)
    Preferred stock dividend requirements.......         (874)      (1,190)         (1,729)      (2,843)
                                                   ----------    ---------      ----------    ---------
    Net income (loss) applicable to common
      stockholders for the calculation of
      primary income (loss).....................  $     4,654   $  (10,622)    $     4,806   $  (12,134)
                                                   ==========    =========      ==========    =========

Weighted average shares outstanding.............   13,526,567    9,847,146      13,518,088    7,810,480
Unallocated ESOP shares.........................     (497,196)          -         (497,196)          -
Dilutive effect of outstanding stock options....      504,699           *          380,578           *
Dilutive effect of outstanding stock warrants...      513,041           *          436,372           *
                                                   ----------    ---------      ----------    ---------
Weighted average shares, as adjusted, for
  the calculation of primary income (loss)......   14,047,111    9,847,146      13,837,842    7,810,480
                                                   ==========    =========      ==========    =========

       Primary income (loss) per common share...  $       .33   $    (1.08)    $       .35   $    (1.55)
                                                   ==========    =========      ==========    =========

Fully diluted income (loss) per common share:

    Net income (loss)...........................  $     5,528   $   (9,432)    $     6,535   $   (9,291)
    Preferred stock dividend requirements.......         (874)      (1,190)         (1,729)      (2,843)
    Interest expense on convertible
      subordinated debentures, net of tax.......           -            *               -            *
                                                   ----------    ---------      ----------    ---------
    Net income (loss) applicable to common
      stockholders for the calculation of
      fully diluted income (loss)...............  $     4,654   $  (10,622)    $     4,806   $  (12,134)
                                                   ==========    =========      ==========    =========

Weighted average shares outstanding.............   13,526,567    9,847,146      13,518,088    7,810,480
Unallocated ESOP shares.........................     (497,196)          -         (497,196)          -
Dilutive effect of outstanding stock options....      515,677           *          390,767           *
Dilutive effect of outstanding stock warrants...      529,074           *          452,454           *
Dilutive effect of shares issuable from assumed
  conversions of convertible preferred stock
  and convertible subordinated debentures.......           -            *               -            *
                                                   ----------    ---------      ----------    ---------
Weighted average shares, as adjusted, for
  the calculation of fully diluted income (loss)   14,074,122    9,847,146      13,864,113    7,810,480
                                                   ==========    =========      ==========    =========


Fully diluted income (loss) per common share....  $       .33   $    (1.08)     $      .35   $    (1.55)
                                                   ==========    =========       =========    =========

*  The outstanding common stock equivalents (stock options) and the assumed conversions of the convertible preferred stock and convertible subordinated debentures did not have a dilutive effect on the computation of income (loss) per common share.

The following table shows the computation of the adjusted weighted average shares for use in analysis of fully diluted earnings per share:

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                   -----------------------      -----------------------
                                                      1994         1993            1994         1993
                                                   ----------   ----------      ----------   ----------
Weighted average shares outstanding..............  13,526,567    9,847,146      13,518,088    7,810,480
Unallocated ESOP shares..........................    (497,196)          -         (497,196)          -
Dilutive effect of outstanding stock options.....     515,677      218,398         390,767      228,778
Dilutive effect of outstanding stock warrants....     529,074      363,779         452,454      400,309
Dilutive effect of shares issuable from assumed:
  Conversions of convertible preferred stock.....          -     1,120,381              -     1,745,710
  Convertible subordinated debentures............          -        26,940              -        26,940
                                                   ----------   ----------      ----------   ----------
Weighted average shares, as adjusted.............  14,074,122   11,576,644      13,864,113   10,212,217
                                                   ==========   ==========      ==========   ==========

                                                                                           Exhibit 99.1


                                                        NORTHEAST FEDERAL CORP.
                                                   INTEREST RATE SENSITIVITY ANALYSIS
                                                         (Dollars in Thousands)
                                                                     Interest Sensitivity Period
                                           --------------------------------------------------------------------------------
                                             Within       6 Months-     Over 1-       Over 5-        Over 10
                                            6 Months      1 Year        5 Years       10 Years       Years          Total
                                           ----------    ----------    ----------    ----------    ----------    ----------
June 30, 1994

Interest-earning assets:
  Interest-bearing deposits, federal funds
    sold and investment securities, net..  $   59,182    $   37,133     $ 174,494    $   44,073    $   33,786    $  348,668
  Mortgage-backed securities, net........     751,770       636,613       220,972       104,751         5,126     1,719,232
  Loans, net:
    Single-family residential real estate
      loans:
      Adjustable rate....................     440,940       269,594        33,233            -             -        743,767
      Fixed rate.........................      16,124         9,290        47,993        23,495         9,263       106,165
    Consumer loans ......................      14,477         2,555        14,614         2,665            -         34,311
    Income property loans................      39,771         2,052        14,702        14,826            50        71,401
    Rhode Island covered assets..........      52,539         8,208        14,266         6,257            -         81,270
                                            ---------     ---------     ---------     ---------     ---------     ---------
Total interest-earning assets............  $1,374,803    $  965,445    $  520,274    $  196,067    $   48,225    $3,104,814
                                            =========     =========     =========     =========     =========     =========

Interest-bearing liabilities:
  Deposits:
    NOW and Super NOW accounts...........  $   47,567    $    2,958    $   21,117    $   20,976    $   71,748    $  164,366
    Money market deposit accounts........     330,347            -             -             -             -        330,347
    Regular savings .....................     170,790         6,150        43,912        43,620       149,200       413,672
    Certificates of deposit..............     918,665       178,199       361,722        93,727            -      1,552,313
                                            ---------     ---------     ---------     ---------     ---------     ---------
        Total deposits                      1,467,369       187,307       426,751       158,323       220,948     2,460,698
                                            ---------     ---------     ---------     ---------     ---------     ---------

  Borrowings:
     FHLB advances.......................     254,492            -         40,000            -             -        294,492
     Securities sold under agreements
       to repurchase.....................     271,626            -             -             -             -        271,626
     Long term borrowings................          -             -             -             -         40,296        40,296
  Advance payment by borrowers for
    taxes and insurance..................          -             -             -             -         30,474        30,474
                                            ---------     ---------     ---------     ---------     ---------     ---------
        Total borrowings.................     526,118            -         40,000            -         70,770       636,888
                                            ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities.......  $1,993,487    $  187,307    $  466,751    $  158,323    $  291,718    $3,097,586
                                            =========     =========     =========     =========     =========     =========

Total interest-earning assets less
  interest-bearing liabilities for
    the period...........................  $ (618,684)   $  778,138    $   53,523    $   37,744    $ (243,493)   $    7,228

Cumulative total interest-earning
  assets less interest-bearing
    liabilities..........................  $ (618,684)   $  159,454    $  212,977    $  250,721    $    7,228    $    7,228

Cumulative total interest-earning assets
    less interest-bearing liabilities as
    a percent of total assets............      (18.69)%        4.82%         6.43%         7.57%          .22%          .22%

For purposes of the above Interest Rate Sensitivity Analysis:

* Fixed rate assets are scheduled by actual maturity; adjustable rate assets are scheduled by the next repricing date; in both cases, assets that have prepayment options are adjusted for the Company's estimate of prepayments.
* NOW accounts are assumed to decay at a rate of 5% per year.
* Regular savings accounts decay assumptions used have the effect of repricing $164.5 million funds in excess of the historical average balance within six months.  The historical average balance is assumed to decay at a rate of 5% per year.
* Loans do not include the allowance for loan loss of $11.6 million.
* Loans do not include non-accrual loans of $31.9 million.
* Retail deposits have been adjusted for the branch sales to occur in July for $62.1 million and in August for $41.4 million.


                                                                                  Exhibit 99.2


                                          NORTHEAST FEDERAL CORP.
                                          AVERAGE BALANCE SHEET


                                                            Three Months Ended June 30,
                                       ------------------------------------------------------------------
                                                     1994                                 1993
                                       -----------------------------        -----------------------------
                                                   Interest  Average                    Interest  Average
                                       Average     Income/   Rate           Average     Income/   Rate
                                       Balance     Expense   %              Balance     Expense   %
                                       ----------  --------  -------        ----------  --------  -------
                                                              (Dollars in Thousands)
ASSETS
- - ------
Interest-earning assets:
  Interest-bearing deposits
    and federal funds sold..........   $   45,476   $   612     5.38%       $   24,611   $   187     3.04%
  Investment securities, net........      325,790     4,118     5.06           238,626     2,679     4.49
  Mortgage-backed securities, net...    1,734,188    21,921     5.06         1,052,031    14,060     5.35
  Loans, net:
    Real estate.....................      896,351    14,035     6.26         2,231,473    34,672     6.22
    Consumer........................       35,210       766     8.70            44,306     1,003     9.06
    Income property.................       73,210     1,541     8.42            78,195     1,675     8.57
                                        ---------    ------                  ---------    ------
      Total loans...................    1,004,771    16,342     6.51         2,353,974    37,350     6.35
                                        ---------    ------                  ---------    ------
  Rhode Island covered assets.......       96,549     1,578     6.54           125,777     2,400     7.63
                                        ---------    ------                  ---------    ------
Total interest-earning assets.......    3,206,774    44,571     5.56         3,795,019    56,676     5.97%
                                                     ------                               ------
All other assets....................      184,345                              228,235
                                        ---------                            ---------
      Total Assets..................   $3,391,119                           $4,023,254
                                        =========                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Interest-bearing liabilities:
  Brokered deposits.................   $   11,233  $    263     9.39%       $   25,269   $   603     9.57%
  Retail deposits:
    Regular savings.................      511,131     2,643     2.07           655,184     3,848     2.36
    NOWs, Super NOWs
      and money market savings......      588,481     3,053     2.08           669,075     3,995     2.39
    Certificates....................    1,735,398    20,410     4.72         1,754,393    22,123     5.06
                                        ---------   -------                  ---------    ------
      Total deposits................    2,846,243    26,369     3.72         3,103,921    30,569     3.95
                                        ---------   -------                  ---------    ------

  Borrowings:
    FHLB advances...................      148,005     1,737     4.71           372,643     3,435     3.70
    Securities sold under
      agreements to repurchase......      171,219     1,760     4.12           293,905     2,429     3.31
    Other borrowings................       66,891     1,045     6.27            68,034       931     5.49
                                        ---------   -------                  ---------    ------
      Total borrowings..............      386,115     4,542     4.72           734,582     6,795     3.71
                                        ---------   -------                  ---------    ------
Total interest-bearing
    liabilities.....................    3,232,358    30,911     3.84         3,838,503    37,364     3.90%
                                                    -------                               ------
All other liabilities...............       28,474                               48,977
Stockholders' Equity................      130,287                              135,774
                                        ---------                            ---------
      Total Liabilities and
        Stockholders' Equity........   $3,391,119                           $4,023,254
                                        =========                            =========

Net Interest Income.................                $13,660                              $19,312
                                                     ======                               ======

Interest Rate Spread................                            1.72%                                2.07%
                                                               =====                                =====

Interest Rate Margin................                            1.69%                                2.02%
                                                               =====                                =====

                                                                                  Exhibit 99.3


                                          NORTHEAST FEDERAL CORP.
                                          AVERAGE BALANCE SHEET


                                                              Six Months Ended June 30,
                                       ------------------------------------------------------------------
                                                     1994                                 1993
                                       -----------------------------        -----------------------------
                                                   Interest  Average                    Interest  Average
                                       Average     Income/   Rate           Average     Income/   Rate
                                       Balance     Expense   %              Balance     Expense   %
                                       ----------  --------  -------        ----------  --------  -------
                                                              (Dollars in Thousands)
ASSETS
- - ------
Interest-earning assets:
  Interest-bearing deposits
    and federal funds sold..........   $   50,016  $  1,154     4.61%       $   23,846  $    386     3.24%
  Investment securities, net........      268,083     6,334     4.73           245,762     6,155     5.01
  Mortgage-backed securities, net...    1,580,049    38,746     4.90           977,322    26,908     5.51
  Loans, net:
    Real estate.....................    1,302,329    39,215     6.02         2,223,470    70,383     6.33
    Consumer........................       35,114     1,519     8.65            46,030     2,034     8.84
    Income property.................       72,331     2,991     8.27            80,931     3,486     8.61
                                        ---------   -------                  ---------   -------
      Total loans...................    1,409,774    43,725     6.20         2,350,431    75,903     6.46
                                        ---------   -------                  ---------   -------
  Rhode Island covered assets.......       99,684     3,302     6.62           132,083     4,646     7.03
                                        ---------   -------                  ---------   -------
Total interest-earning assets.......    3,407,606    93,261     5.47%        3,729,444   113,998     6.11%
                                                    -------                              -------
All other assets....................      197,750                              231,125
                                        ---------                            ---------
      Total Assets..................   $3,605,356                           $3,960,569
                                        =========                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Interest-bearing liabilities:
  Brokered deposits.................   $   18,243  $    860     9.51%       $   25,300  $  1,200     9.56%
  Retail deposits:
    Regular savings.................      539,615     5,701     2.13           667,942     8,244     2.49
    NOWs, Super NOWs
      and money market savings......      603,302     6,246     2.09           669,098     8,273     2.49
    Certificates....................    1,737,178    40,425     4.69         1,775,506    45,203     5.13
                                        ---------   -------                  ---------   -------
      Total deposits................    2,898,338    53,232     3.70         3,137,846    62,920     4.04
                                        ---------   -------                  ---------   -------

  Borrowings:
    FHLB advances...................      240,579     4,846     4.06           291,425     5,538     3.83
    Securities sold under
      agreements to repurchase......      234,968     4,293     3.68           287,918     4,789     3.35
    Other borrowings................       64,664     2,018     6.29            64,665     1,812     5.65
                                        ---------   -------                  ---------   -------
      Total borrowings..............      540,211    11,157     4.16           644,008    12,139     3.80
                                        ---------   -------                  ---------   -------
Total interest-bearing
    liabilities.....................    3,438,549    64,389     3.78         3,781,854    75,059     4.00%
                                                    -------                              -------
All other liabilities...............       35,635                               41,959
Stockholders' Equity................      131,172                              136,756
                                        ---------                            ---------
      Total Liabilities and
        Stockholders' Equity........   $3,605,356                           $3,960,569
                                        =========                            =========

Net Interest Income.................               $ 28,872                             $ 38,939
                                                    =======                              =======

Interest Rate Spread................                            1.69%                                2.11%
                                                               =====                                =====

Interest Rate Margin................                            1.66%                                2.05%
                                                               =====                                =====

                                                                                  Exhibit 99.4


                                          NORTHEAST FEDERAL CORP.
                                           RATE/VOLUME ANALYSIS


                                                              Three Months Ended
                                             ------------------------------------------------
                                                       June 30, 1994 vs. June 30, 1993
                                             ------------------------------------------------
                                                              Amount of Increase
                                                       (Decrease) Due to Change in:
                                             ------------------------------------------------
                                              Volume         Rate     Rate/Volume     Total
                                             ----------   ---------   -----------   ---------
                                                                (In Thousands)
Interest income:
  Interest-bearing deposits
    and federal funds sold...............    $     159     $    144     $   122     $     425
  Investment securities, net.............          979          337         123         1,439
  Mortgage-backed securities, net........        9,117         (762)       (494)        7,861
  Loans, net:
    Single-family residential real
      estate.............................      (20,745)         268        (160)      (20,637)
    Consumer.............................         (206)         (39)          8          (237)
    Income property......................         (107)         (29)          2          (134)
                                              --------      -------      ------      --------
        Total loans......................      (21,058)         200        (150)      (21,008)
                                              --------      -------      ------      --------
    Rhode Island covered assets..........         (558)        (344)         80          (822)
                                              --------      -------      ------      --------
          Total interest income..........      (11,361)        (425)       (319)      (12,105)
                                              --------      -------      ------      --------

Interest expense:
  Deposits:
    Brokered deposits....................         (335)         (11)          6          (340)
    Retail deposits:
      Regular savings....................         (846)        (460)        101        (1,205)
      NOWs, Super NOWs and money
        market savings...................         (481)        (524)         63          (942)
      Certificates.......................         (240)      (1,490)         17        (1,713)
                                              --------      -------      ------      --------
        Total deposits...................       (1,902)      (2,485)        187        (4,200)
                                              --------      -------      ------      --------
  Borrowings:
    FHLB advances........................       (2,071)         938        (565)       (1,698)
    Securities sold under
      agreements to repurchase...........       (1,014)         592        (247)         (669)
    Other borrowings.....................          (16)         132          (2)          114
                                              --------      -------      ------      --------
      Total borrowings...................       (3,101)       1,662        (814)       (2,253)
                                              --------      -------      ------      --------
          Total interest expense.........       (5,003)        (823)       (627)       (6,453)
                                              --------      -------      ------      --------

Change in net interest income............    $  (6,358)    $    398    $    308      $ (5,652)
                                              ========      =======     =======       =======

                                                                                  Exhibit 99.5


                                          NORTHEAST FEDERAL CORP.
                                           RATE/VOLUME ANALYSIS


                                                            Six Months Ended
                                             ------------------------------------------------
                                                     June 30, 1994 vs. June 30, 1993
                                             ------------------------------------------------
                                                            Amount of Increase
                                                       (Decrease) Due to Change in:
                                             ------------------------------------------------
                                              Volume         Rate     Rate/Volume     Total
                                             ----------   ---------   -----------   ---------
                                                               (In Thousands)
Interest income:
  Interest-bearing deposits
    and federal funds sold...............    $     424     $    164     $   180     $     768
  Investment securities, net.............          559         (348)        (32)          179
  Mortgage-backed securities, net........       16,595       (2,942)     (1,815)       11,838
  Loans, net:
    Single-family residential real
      estate.............................      (29,158)      (3,431)      1,421       (31,168)
    Consumer.............................         (482)         (43)         10          (515)
    Income property......................         (370)        (139)         14          (495)
                                              --------      -------      ------      --------
        Total loans......................      (30,010)      (3,613)      1,445       (32,178)
                                              --------      -------      ------      --------
    Rhode Island covered assets..........       (1,140)        (271)         67        (1,344)
                                              --------      -------      ------      --------
          Total interest income..........      (13,572)      (7,010)       (155)      (20,737)
                                              --------      -------      ------      --------

Interest expense:
  Deposits:
    Brokered deposits....................         (335)          (7)          2          (340)
    Retail deposits:
      Regular savings....................       (1,584)      (1,187)        228        (2,543)
      NOWs, Super NOWs and money
        market savings...................         (814)      (1,346)        133        (2,027)
      Certificates.......................         (976)      (3,886)         84        (4,778)
                                              --------      -------      ------      --------
        Total deposits...................       (3,709)      (6,426)        447        (9,688)
                                              --------      -------      ------      --------
  Borrowings:
    FHLB advances........................         (966)         332         (58)         (692)
    Securities sold under
      agreements to repurchase...........         (881)         471         (86)         (496)
    Other borrowings.....................           -           206          -            206
                                              --------      -------      ------      --------
      Total borrowings...................       (1,847)       1,009        (144)         (982)
                                              --------      -------      ------      --------
          Total interest expense.........       (5,556)      (5,417)        303       (10,670)
                                              --------      -------      ------      --------

Change in net interest income............    $  (8,016)    $ (1,593)   $   (458)     $(10,067)
                                              ========      =======     =======       =======

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              NORTHEAST FEDERAL CORP.
                              -----------------------------------
                              Registrant





July 25, 1994                 /s/ LYNNE M. CARCIA
                              ------------------------------------
                              Lynne M. Carcia
                              Senior Vice President and Controller
                              (Principal Accounting Officer)