Form 10-Q
period 1994-09-30
NORTHEAST FEDERAL CORP
filed 1994-10-24
CIK 863517

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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
     The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of October 21, 1994.

                     Common Stock, $.01 par value -- 13,553,970

                           NORTHEAST FEDERAL CORP.

                                  FORM 10-Q

                                    INDEX



                                                                   PAGE NO.
                                                                   --------

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Statement of Operations
                  for the three and nine months ended
                  September 30, 1994 and 1993....................      1

             Consolidated Statement of Financial Condition
                  at September 30, 1994, December 31, 1993, and
                  September 30, 1993.............................      2

             Consolidated Statement of Cash Flows
                  for the nine months ended September 30, 1994
                  and 1993.......................................      3

             Notes to the Consolidated Financial Statements......     4-5

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition for the Fiscal
             Quarter Ended September 30, 1994....................      6


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings...................................     27

     Item 2. Changes in Securities...............................     29

     Item 3. Defaults Upon Senior Securities.....................     29

     Item 4. Submission of Matters to a Vote of Security Holders.     29

     Item 5. Other Information...................................     29

     Item 6. Unaudited Exhibits and Reports on Form 8-K..........     30

                                PART I

ITEM 1.  FINANCIAL STATEMENTS  (Unaudited)

                         NORTHEAST FEDERAL CORP.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands Except Per Share Amounts)


                                                       Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                     -----------------------    -----------------------
                                                        1994         1993          1994         1993
                                                     ----------   ----------    ----------   ----------
Interest income:
   Loans...........................................  $   16,645   $   36,141   $   60,370    $  112,044
   Mortgage-backed securities......................      24,780       13,685       63,526        40,593
   Investment securities...........................       4,388        2,470       10,722         8,625
   Rhode Island covered assets.....................       1,708        2,331        5,010         6,977
   Other...........................................         472          389        1,626           775
                                                      ---------    ---------    ---------     ---------
      Total interest income........................      47,993       55,016      141,254       169,014
                                                      ---------    ---------    ---------     ---------

Interest expense:
   Deposits........................................      23,510       29,899       76,742        92,819
   Federal Home Loan Bank advances.................       2,889        3,940        7,735         9,478
   Other borrowings................................       6,691        3,436       13,002        10,037
                                                      ---------    ---------    ---------     ---------
      Total interest expense.......................      33,090       37,275       97,479       112,334
                                                      ---------    ---------    ---------     ---------
        Net interest income........................      14,903       17,741       43,775        56,680
Provision for loan losses..........................       1,000        3,450        3,800        20,300
                                                      ---------    ---------    ---------     ---------
        Net interest income after provision
         for loan losses...........................      13,903       14,291       39,975        36,380
                                                      ---------    ---------    ---------     ---------

Non-interest income:
   Fees for services...............................       2,747        2,594        5,572         7,732
   Gain on sale of securities, net.................       2,362          254        6,649         4,705
   Gain (loss) on sale of loans, net...............         (56)         866       13,849         1,564
   Other non-interest income.......................         470           18        9,566            53
                                                      ---------    ---------    ---------     ---------
      Total non-interest income....................       5,523        3,732       35,636        14,054
                                                      ---------    ---------    ---------     ---------

Non-interest expenses:
   Compensation and benefits.......................       6,320        7,988       20,853        24,582
   Occupancy and equipment, net....................       3,315        3,898       13,108        11,945
   Other general and administrative................       4,032        4,862       13,202        14,350
   SAIF insurance fund and OTS assessments.........       2,073        2,429        6,709         5,985
   Real estate and other assets acquired in settle-
     ment of loans.................................         958        3,276       12,917        14,894
                                                      ---------    ---------    ---------     ---------
      Total non-interest expenses..................      16,698       22,453       66,789        71,756
                                                      ---------    ---------    ---------     ---------
         Income (loss) before income taxes.........       2,728       (4,430)       8,822       (21,322)
Income tax expense (benefit).......................         146       (2,526)        (295)      (10,127)
                                                      ---------    ---------    ---------     ---------
         Net income (loss).........................  $    2,582   $   (1,904)  $    9,117    $  (11,195)
                                                      =========    =========    =========     =========

Preferred stock dividend requirements..............  $      892   $      820   $    2,621    $    3,663
Net income (loss) applicable to common stockholders  $    1,690   $   (2,724)  $    6,496    $  (14,858)
Net income (loss) per common share:
   Primary and fully diluted.......................  $      .12   $     (.20)  $      .46    $    (1.53)









                       See accompanying Notes to the Consolidated Financial Statements
/TABLE

                      NORTHEAST FEDERAL CORP.
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
               (In Thousands Except Share Amounts)

                                                    September 30,   December 31,   September 30,
                                                    -------------   ------------   -------------
                                                        1994            1993            1993
                                                    -------------   ------------   -------------
                 ASSETS

Cash and due from banks...........................    $   26,881     $   51,705     $   34,920
Interest-bearing deposits.........................            -              -              25
Federal funds sold................................         4,270         23,510          2,300
Securities purchased under agreements to resell...            -          60,000             -
Investment securities, net........................       205,178         42,612         47,949
Investment securities, available-for-sale, net....       140,751        162,854        158,028
Mortgage-backed securities, net...................     1,756,200      1,330,886      1,056,066
Mortgage-backed securities, available for sale,
  net.............................................        22,964         12,886         13,022
Loans, net........................................       961,755      1,876,181      2,276,087
Loans available-for-sale, net.....................         4,975         46,076         40,263
Rhode Island covered assets.......................        86,826        105,625        112,030
Interest and dividends receivable.................        17,190         17,540         18,262
Real estate and other assets acquired in settle-
  ment of loans...................................        16,725         74,962         73,172
Premises and equipment, net.......................        27,279         32,368         32,638
Prepaid expenses and other assets.................        78,711         82,822         77,959
                                                       ---------      ---------      ---------
       Total assets...............................    $3,349,705     $3,920,027     $3,942,721
                                                       =========      =========      =========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Retail deposits...................................    $2,375,460     $2,952,082     $2,988,457
Brokered deposits.................................            -          25,135         25,714
Federal Home Loan Bank advances...................       262,892        373,000        388,000
Securities sold under agreements to repurchase....       468,728        294,809        294,809
Uncertificated debentures.........................        40,305         38,442         36,675
Advance payments by borrowers for taxes and
  insurance.......................................        22,802         28,337         25,544
Other liabilities.................................        44,386         75,709         57,731
                                                       ---------      ---------      ---------
       Total liabilities..........................     3,214,573      3,787,514      3,816,930
                                                       ---------      ---------      ---------

Commitments and Contingencies

Stockholders' equity:
 Serial preferred stock, $.01 par value,
 15,000,000 shares authorized:
   $8.50 Cumulative Preferred Stock, Series B,
     419,868 shares at September 30, 1994 and
     394,199 shares at December 31, 1993 and
     385,996 shares at September 30, 1993
     issued and outstanding.......................             4              4              4
 Common stock, $.01 par value, 25,000,000 shares
   authorized: 13,553,970 shares at September 30,
   1994, 13,499,078 shares at December 31, 1993
   and 13,488,025 shares at September 30, 1993
   issued and outstanding.........................           136            135            135
 Additional paid-in capital.......................       188,673        185,960        185,099
 Net unrealized gain on debt and equity securities         2,330          9,462             -
 Accumulated deficit..............................       (53,061)       (59,557)       (55,775)
 Stock dividend distributable.....................           892            838            820
 Unallocated employee stock ownership plan
   shares.........................................        (3,842)        (4,329)        (4,492)
                                                       ---------      ---------      ---------
       Total stockholders' equity.................       135,132        132,513        125,791
                                                       ---------      ---------      ---------
                                                      $3,349,705     $3,920,027     $3,942,721
                                                       =========      =========      =========




                       See accompanying Notes to the Consolidated Financial Statements
/TABLE

                                                    NORTHEAST FEDERAL CORP.
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (In Thousands)
                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        1994            1993
                                                                    ------------   -------------
Cash flows from operating activities:
Net income (loss)..............................................      $     9,117    $   (11,195)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization..............................            4,352          3,933
    Amortization of fees, discounts, and premiums, net.........            6,658            169
    Provision for loan losses..................................            3,800         20,300
    Provision for losses on REO................................            9,579          8,760
    Gain on sale of securities.................................           (6,649)        (4,731)
    Gain on sale of loans......................................          (13,849)        (1,564)
    Loss on sale of other assets...............................              164            255
    Loss on early extinguishment of debt.......................               -              26
    Gain on sale of branches...................................           (9,695)            -
    Decrease in interest and dividends receivable..............              350          3,080
    Loans available-for-sale, originated.......................          (65,547)      (153,397)
    Proceeds from sales of loans available-for-sale............          103,377        148,182
    Increase (decrease) in accrued interest payable on deposits             (770)           123
    (Increase) decrease in prepaid expenses and other assets...            4,111         (3,236)
    Increase (decrease) in other liabilities...................          (24,105)         6,174
                                                                      ----------     ----------
       Total adjustments.......................................           11,776         28,074
                                                                      ----------     ----------
         Net cash provided by operating activities.............           20,893         16,879
                                                                      ----------     ----------

Cash flows from investing activities:
    Loans originated...........................................         (124,726)      (427,735)
    Net decrease in loans due to sale of branches..............            1,805             -
    Proceeds from sales of loans...............................          843,578         11,484
    Principal collected on loans...............................          177,859        299,000
    Net decrease in Rhode Island covered assets................           18,799         39,798
    Purchases of mortgage-backed securities....................         (718,206)      (320,017)
    Purchases of mortgage-backed securities available-for-sale.          (14,131)            -
    Proceeds from sales of mortgage-backed securities
      available-for-sale.......................................               -          39,831
    Principal collected on mortgage-backed securities..........          309,455        149,251
    Purchases of investment securities.........................         (167,611)            -
    Proceeds from sales of investment securities...............               -          15,015
    (Purchases) redemptions of FHLB stock......................             (487)           554
    Proceeds from maturities of investment securities..........            5,396          8,805
    Purchases of investment securities available-for-sale......         (337,649)      (200,583)
    Proceeds from sales of investment securities
      available-for-sale.......................................          286,332        126,229
    Proceeds from maturities of investment securities
       available-for-sale......................................           68,057         87,539
    Proceeds from sales of real estate and other assets
       acquired in settlement of loans.........................           58,587         65,484
    Net (purchases) sales of premises and equipment............              367         (2,568)
                                                                      ----------     ----------
         Net cash provided by (used in) investing activities...          407,425       (107,913)
                                                                      ----------     ----------

Cash flows from financing activities:
    Net decrease in retail deposits............................          (63,366)      (216,741)
    Sale of deposits...........................................         (503,113)            -
    Net decrease in brokered deposits..........................          (24,813)            -
    Increase (decrease) in advance payments by borrowers for
       taxes and insurance.....................................           (5,535)         3,810
    Increase in securities sold under agreements to repurchase.          173,919          3,795
    Net increase in short-term FHLB advances...................           36,492         70,000
    Proceeds from long-term FHLB advances......................            6,400        213,000
    Repayments of long-term FHLB advances......................         (153,000)       (35,000)
    Retirement of convertible subordinated debentures..........               -            (586)
    Reduction of ESOP debt guarantee...........................              384            486
    Preferred Stock Conversion costs...........................               -          (1,401)
    Issuance of 401-K stock shares.............................              115            188
    Proceeds from exercise of stock options....................              135            140
                                                                      ----------     ----------
         Net cash provided by (used) in financing activities...         (532,382)        37,691
                                                                      ----------     ----------
    Net decrease in cash and cash equivalents..................         (104,064)       (53,343)

    Cash and cash equivalents at beginning of period...........          135,215         90,588
                                                                      ----------     ----------

    Cash and cash equivalents at end of period.................      $    31,151    $    37,245
                                                                      ==========     ==========

                See accompanying Notes to the Consolidated Financial Statements /TABLE

               NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1994


1)   Presentation of Financial Information
     -------------------------------------
     The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Northeast Federal Corp. for the year ended December 31, 1993, as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations of Northeast Federal Corp. in conformity with generally accepted accounting principles. Certain reclassi fications have been made to prior year's financial statements to conform to the September 30, 1994 presentation.

2)   Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     For purposes of the consolidated statement of cash flows, cash and due from banks, interest-bearing deposits, and federal funds sold, if any, are considered cash and cash equivalents.

                                                              Nine Months Ended
                                                                September 30,
                                                         --------------------------
                                                             1994           1993
                                                         ------------   -----------
                                                               (In Thousands)
Cash paid during the periods for:
  Interest on retail deposits........................       $ 76,330      $ 91,466
  Interest on brokered deposits......................          1,182         1,231
  Interest on borrowings.............................         20,634        17,730
  Income taxes.......................................            633         1,784

Cash received during the periods for:
  Interest and dividends.............................        141,604       172,094

Non-cash items:
  Loans securitized into mortgage-backed securities...        20,402        53,964
  Transfers of loans to (from) available-for-sale.....        (1,839)        1,777
  Transfers of mortgage-backed securities to
    available-for-sale................................            -             81
  Transfers of investment securities to available-for
    -sale.............................................            -         40,809
  Real estate and other assets acquired in settlement
    of loans..........................................         9,934        48,296
  Payment in kind on uncertificated debentures........         1,843         1,688
  Payment in kind on Series B preferred stock.........         2,567         3,430
  Conversion of $2.25 cumulative convertible
    preferred stock...................................            -         38,339
  Net unrealized gains on debt and equity securities
    available-for-sale................................       (12,296)           -

               NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1994


3)   Commitments and Contingencies
     -----------------------------
     At September 30, 1994, outstanding commitments to originate adjustable rate and fixed rate mortgage loans amounted to $8.1 million and $3.8 million, respectively. At
     September 30, 1994, Northeast Savings, F.A. also had commitments to originate $1.9 million in home equity loans, $1.1 million in income property loans, and $5.6 million in residential construction loans, and to fund $17.5 million in unused consumer credit lines and $8.3 million in undisbursed residential construction loans. In addition, at September 30, 1994, Northeast Savings, F.A. also had commitments to buy $26.0 million of mortgage-backed securities and commitments to sell $3.2 million of loans available-for-sale.

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

4)   Significant Transactions
     ------------------------
     As previously mentioned, the Company has signed a definitive agreement for the acquisition of Northeast Federal Corp. and Northeast Savings by Shawmut National Corp. Shawmut is expected to file applications for regulatory approval of the merger during the fourth quarter of 1994. The shareholders' meeting to vote on the merger most likely will be scheduled in the first quarter of 1995. The agreements are discussed further in Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION FOR THE FISCAL QUARTER ENDED
SEPTEMBER 30, 1994

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

As previously announced, the Company has signed a definitive agreement for the acquisition of Northeast Federal Corp. and Northeast Savings by Shawmut National Corp. Shawmut has agreed to exchange shares of Shawmut common stock having a stock price of $10 7/8 for each share of outstanding Northeast Federal Corp.'s stock for a total transaction price of approximately $172.1 million if Shawmut National's stock price at the time of closing is between $21.47 and $26.24. Shawmut is expected to file applications for regulatory approval of the merger during the fourth quarter of 1994. Northeast now anticipates that shareholders will receive proxy materials relating to its acquisition in the fourth quarter. The shareholders' meeting to vote on the merger most likely will be scheduled in the first quarter of 1995. With the signing of the agreement, virtually all of Northeast Federal Corp.'s stock options became fully vested and exercisable and were considered outstanding in the calculation of earnings per share.

As previously announced, in July and August 1994, the Company also sold its four San Diego, California branches and its single branch on Cape Cod with total deposits of $102.0 million.

In addition, for several years, a primary focus of Northeast Savings' business plan has been to meet and exceed all regulatory capital requirements. During the quarter ended June 30, 1994, Northeast Savings met the definition of a well-capitalized thrift and remained well-capitalized at September 30, 1994. During the quarter, the Company's core capital ratio improved to 5.18% at September 30, 1994, compared to 4.07% at September 30, 1993. Tangible core capital and risk-based capital have improved to 5.18% and 15.23% at September 30, 1994 compared to 4.06% and 10.22% at September 30, 1993.

RESULTS OF OPERATIONS
- ---------------------
Northeast Federal had a net income of $2.6 million for the three months ended September 30, 1994, resulting in a primary and fully diluted net income per common share of $0.12 after preferred stock dividend requirements. For the same quarter in 1993, the Company reported a net loss of $1.9 million or a primary and fully diluted net loss per common share of $0.20 after preferred stock dividend requirements.

Northeast Federal had net income of $9.1 million for the nine months ended September 30, 1994, resulting in a primary and fully diluted net income per common share of $0.46 after preferred stock dividend requirements. This net income for the first three quarters of 1994 compares to projections made by the Company in May 1994 that it would earn between $9 and $11 million in 1994 or $0.40 to $0.50 per common share after preferred stock dividend requirements. The Company has not revised its earnings projection for 1994 and expects results for the twelve months ended
December 31, 1994 to be within the high end of the range previously announced.

Interest Income and Expense
- ---------------------------
Total interest income was $48.0 million and $55.0 million for the quarters ended September 30, 1994 and 1993, respectively. The decrease in total interest income was due primarily to a decrease in average interest-earning assets to $3.2 billion from $3.8 billion for the quarters ended September 30, 1994 and 1993, respectively, offset by an increase of 22 basis points in the weighted average yield earned on interest-earning assets, to 6.02% for the quarter ended September 30, 1994 from 5.80% for the same quarter in 1993. In addition, the decrease in total interest income was impacted by a shift in the composition of the Company's assets. For the quarter ended September 30, 1993, single-family residential real estate loans earning an average rate of 6.01%, comprised 58.8% of average earning assets, while mortgage-backed securities, earning an average rate of 5.02%, made up only 28.7% of average earning assets. However, in late 1993 in order to mitigate credit risk and to enhance its risk-based capital ratios, the Company converted over $300 million of loans into mortgage-backed securities. In addition, a large portion of the proceeds from the March 1994 sale of $876.1 million of primarily California residential loans was invested in mortgage-backed securities. As a consequence, for the quarter ended September 30, 1994, single-family residential real estate loans earning an average rate of 6.51% comprised only 27.4% of average earning assets, while mortgage-backed securities earning an average of 5.64% totaled 55.0% of average earning assets.

Total interest expense was $33.1 million for the three months ended September 30, 1994, compared to $37.3 million for the same three months in the previous year. Total interest expense was lower due primarily from a decrease in average interest-bearing liabilities to $3.2 billion from $3.8 billion for the quarters ended September 30, 1994 and 1993, respectively, offset by an increase of 28 basis points in the cost of funds to 4.13% for the quarter ended September 30, 1994 from 3.85% for the same quarter in 1993.

Net interest income totaled $14.9 million for the quarter ended September 30, 1994, $2.8 million lower than the $17.7 million reported for the same quarter of the previous year. The interest rate spread also decreased, averaging 1.89% for the three months ended September 30, 1994, compared to 1.95% for the three months ended September 30, 1993. Net interest rate margins for the three-month periods ended September 30, 1994 and 1993 were 1.91% and 1.90%, respectively. The interest rate spread is calculated by subtracting the average rate paid for average total interest-bearing liabilities from the average rate earned on average total interest-earning assets. The interest rate margin is calculated by dividing annualized net interest income by average total interest-earning assets.

Provision for Loan Losses
- -------------------------
The provision for loan losses for the quarter ended
September 30, 1994 was $1.0 million, compared to $3.5 million for the quarter ended September 30, 1993. The decrease in the provision was due primarily to a securitization of $337 million in single-family residential loans in November 1993 and to the March 1994 sale of $876.1 million of adjustable rate single-family residential real estate loans, $40.5 million of which were non-performing. As a result of these transactions, virtually all of the Company's California loans were sold and the single-family residential loan portfolio decreased to $865.0 million at September 30, 1994. Net charge-offs for the quarter ended September 30, 1994 were $905,000 compared to $3.2 million for the quarter ended September 30, 1993, due primarily to the reduced risk in the portfolio. At September 30, 1994 and December 31 and September 30, 1993, non-accrual loans totaled $30.5 million, $67.5 million, and $72.7 million.

The allowance for loan losses at September 30, 1994 was $11.7 million, compared to $28.2 million at September 30, 1993. The activity in the allowance for loan losses for the three months ended September 30, 1994 and 1993 is as follows:

                                                           Three Months
                                                        Ended September 30,
                                                     ------------------------
                                                        1994          1993
                                                     ----------    ----------
                                                      (Dollars in Thousands)
Balance, beginning of period......................     $11,603       $28,019
Provision for loan losses.........................       1,000         3,450
Charge-offs:
  Single-family residential real estate loans.....        (926)       (3,239)
  Consumer loans..................................         (39)          (86)
  Income property loans...........................         (20)           -
                                                        ------        ------
    Total charge-offs.............................        (985)       (3,325)
                                                        ------        ------
Recoveries:
  Single-family residential real estate loans.....          -             -
  Consumer loans..................................          77            83
  Income property loans...........................           3            -
                                                        ------        ------
    Total recoveries..............................          80            83
                                                        ------        ------
Net charge-offs...................................        (905)       (3,242)
                                                        ------        ------
Balance, end of period............................     $11,698       $28,227
                                                        ======        ======

Ratio of net charge-offs during the period to average loans outstanding during the period:

  Single-family residential real estate loans.....         .11%          .15%
  Consumer loans..................................        (.11)          .01
  Income property loans...........................         .02            -
                                                         -----         -----
    Total net charge-offs during the period to
      average loans outstanding during the
      period......................................         .09%          .14%
                                                         =====         =====

In addition to the impact of the $337 million securitization and $876.1 million loan sale, management believes that the decrease in single-family residential loan net charge-offs is indicative of a declining level of non-performing assets and a stabilization of housing values in the Company's primary market areas.

Factors considered in determining the adequacy of the allowance for loan losses were management's judgment regarding prevailing and anticipated economic conditions, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Association, the overall loan portfolio quality, and the level of loan charge-offs. Although management believes that the allowance for loan losses was adequate at September 30, 1994, based on the quality of the loan portfolio at that date, further additions to the allowance may be necessary if a change in market conditions were to occur.

The following table shows the allocation of the allowance for loan losses to the various types of loans and the allowance as a percent of such loans.

                                           September 30,      December 31,      September 30,
                                          ---------------   ---------------   ----------------
                                                1994             1993               1993
                                          ---------------   ---------------   ----------------
                                                         (Dollars in Thousands)
Single-family residential real estate
  loans.................................   $ 8,844  1.08%    $25,751  1.47%    $25,319   1.21%
Consumer loans..........................       300  0.80         300   .85         300    .77
Income property loans...................     2,066  2.65         800  1.11       1,000   1.27
Unallocated.............................       488    *        1,420    *        1,608     *
                                            ------  ----      ------  ----      ------  -----
    Total allowance.....................   $11,698  1.20%    $28,271  1.45%    $28,227   1.20%
                                            ======  ====      ======  ====      ======  =====

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

Non-performing Assets
- ---------------------
The risks and uncertainties involved in originating loans may result in loans becoming non-performing assets. Non-performing assets include non-accrual loans and real estate and other assets acquired in settlement of loans (REO). The following table presents the Association's non-performing assets and restructured loans at the dates indicated:

                                         September 30,  December 31,  September 30,
                                         -------------  ------------  -------------
                                              1994          1993           1993
                                         -------------  ------------  -------------
                                                     (Dollars in Thousands)
Non-accrual loans:
  Single-family residential real estate.   $   28,227    $   65,770    $   69,159
  Consumer..............................        1,070         1,315         1,381
  Income property.......................        1,184           377         2,189
                                           ----------    ----------      --------
    Total non-accrual loans.............       30,481        67,462        72,729
                                           ----------    ----------      --------
REO:
  Single-family residential.............       11,420        57,165        57,281
  Hotels................................           -          6,453         6,398
  Apartment building....................           -          5,270         4,468
  Office and industrial
    complexes, land.....................        3,088         3,357         2,441
  Real estate brokerage operations......        1,413         1,744         1,957
  Residential subdivisions..............          804           973           627
                                           ----------    ----------     ---------
    Total REO...........................       16,725        74,962        73,172
                                           ----------    ----------     ---------
    Total non-performing assets.........  $    47,206   $   142,424    $  145,901
                                           ==========    ==========     =========
Restructured loans......................  $        -    $     1,641    $    2,749
                                           ==========    ==========     =========
Total non-accrual loans as a percent of
  total gross loans receivable..........         3.08%         3.44%         3.09%
                                                 ====          ====          ====
Total non-performing assets as a
  percent of total assets...............         1.41%         3.63%         3.70%
                                                 ====          ====          ====

Non-accrual loans.  Non-accrual loans are loans on which the
- -----------------
accrual of interest has been discontinued. The Association's policy is to discontinue the accrual of interest on loans when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current in payments, the Association discontinues accruing interest on that loan when a foreclosure is brought about by other owner defaults. When the interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

At September 30, 1994 and December 31 and September 30, 1993, the
Association had no loans more than ninety days past due on which it was accruing interest.

At September 30, 1994, December 31 and September 30, 1993, non-accrual loans were $30.5 million, $67.5 million, and $72.7 million, respectively. The decrease in non-accrual loans between December 31, 1993 and September 30, 1994 was due primarily to the March 1994 loan sale as well as an overall decline in delinquencies. The decreases in non-accrual loans between September 30, 1993 and December 31, 1993 was due primarily to foreclosures of the underlying collateral securing the loans, which resulted in transfers to the REO balance, and to payoffs and reinstatements of non-accrual loans. Virtually all residential mortgage non-accrual loans are collateralized by properties with an original loan-to-value ratio of 80% or less. At September 30, 1994 and December 31 and September 30, 1993, single-family residential non-accrual loans were 92.6%, 97.5%, and 95.1%, respectively, of total non-accrual loans.

Activity within the non-accrual loan portfolio was as follows:

                                             Three Months Ended September 30,
                                        -----------------------------------------
                                               1994                   1993
                                        ------------------     ------------------
                                                     (In Thousands)
Beginning balance.....................       $ 31,885               $ 81,882
New non-performing loans..............          5,203                 17,715
Net charge-offs.......................            (10)                   (67)
Returned to accrual status............         (1,127)                (4,293)
Loan sales............................             -                  (3,870)
Payoffs...............................         (4,595)                (5,499)
Transfers to REO through foreclosure..           (875)               (13,139)
                                              -------                -------
Ending balance........................       $ 30,481               $ 72,729
                                              =======                =======


The allowance for loan losses as a percentage of non-accrual loans by loan category is as follows:

                                                  September 30, December 31, September 30,
                                                  ------------- ------------ -------------
                                                      1994          1993         1993
                                                  ------------- ------------ -------------
  Single-family residential real estate*........     33.06%         41.31%       38.93%
  Consumer......................................     28.04          22.81        21.72
  Income property...............................    174.49         212.20        45.68
                                                    ------         ------       ------
    Total allowance to total non-accrual loans..     38.38%         41.91%       38.81%
                                                    ======         ======       ======

*   For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential real estate allocation.

The decrease in the ratio for single-family residential real estate from December 31, 1993 to September 30, 1994 was due to the lower credit risk in the portfolio, resulting from the aforementioned securitization and loan sale which included $40.5 million of non-accrual loans. While the portion of the allowance allocated to income property loans increased from $800,000 at December 31, 1993 to $2.1 million at September 30, 1994, the ratio related to income property loans decreased due to a $900,000 loan which went into non-accrual status during the quarter ended September 30, 1994.

Real estate and other assets acquired in settlement of loans.  REO
- ------------------------------------------------------------
was $16.7 million, $75.0 million, and $73.2 million at September 30, 1994 and December 31 and September 30, 1993, respectively. The $58.2 million decrease in REO from December 31, 1993 to September 30, 1994 was due to sales of California single-family residential REO totaling $41.1 million, including three single transaction sales totaling $27.2 million, the sale of two hotels included in income property REO totaling $6.0 million, as well as to other REO sales, and a decrease in the level of foreclosures. Included in income property REO of $3.9 million at September 30, 1994 were an industrial building, one retail/commercial office, one single-family residential subdivision, and one property zoned for residential development. Also included in income property REO was a residential subdivision purchased as part of the Rhode Island acquisition.

The activity in the Association's REO is presented in the following table:

                                   Three Months Ended
                                      September 30,
                                  ---------------------
                                    1994         1993
                                  --------     --------
Beginning balance..............   $ 26,568     $ 96,423
Foreclosures, net..............        875       13,139
Capitalized expenses...........        397          375
Less:
  Sales........................    (10,030)     (35,743)*
  Valuation adjustments........       (496)      (1,058)
  Mortgage insurance receipts..        (48)        (124)
  Other........................       (541)         160
                                   -------      -------
Ending balance.................   $ 16,725     $ 73,172
                                   =======      =======

* During the quarter ended September 30, 1993, $30.3 million of REO was sold in a single transaction. The total loss on the sale was $6.8 million, which was partially offset by a provision of $6.0 million record-ed in June in anticipation of the sale. Excluding this sale, sales of REO for the quarter ended September 30, 1993 totaled $11.4 million.

Delinquent Loans
- ----------------
While non-accrual loans are generally loans which are more than ninety days past due, delinquent loans are all loans more than thirty days past due, including non-accrual loans. The following table presents the principal amount of the Association's delinquencies by loan types at the dates indicated:

                                  September 30, 1994                            December 31, 1993
                       ---------------------------------------      ---------------------------------------
                        30-59      60-89     90-days                 30-59      60-89     90-days
                        days      days     and over    Total         days      days     and over    Total
                      -------    ------    --------   -------      -------    ------    --------   -------
                                                        (Dollars in Thousands)
Single-family residen-
  tial real estate.... $ 17,184  $  3,778   $ 28,227  $ 49,189      $ 30,497  $ 13,139   $ 65,770  $109,406
Consumer..............      590        73      1,070     1,733           438        82      1,315     1,835
Income property.......       -         -       1,184     1,184         2,825       993        377     4,195
                        -------   -------    -------   -------       -------   -------    -------   -------
   Total.............. $ 17,774  $  3,851   $ 30,481  $ 52,106      $ 33,760  $ 14,214   $ 67,462  $115,436
                        =======   =======    =======   =======       =======   =======    =======   =======
Percent of total gross
  loan portfolio......     1.80%      .39%      3.08%     5.27%         1.72%      .73%      3.44%     5.89%
                        =======   =======    =======   =======       =======   =======    =======   =======
Percent of total
  assets..............      .53%      .11%       .91%     1.56%          .86%      .36%      1.72%     2.94%
                        =======   =======    =======   =======       =======   =======    =======   =======


                                 September 30, 1993
                       ---------------------------------------
                        30-59      60-89     90-days
                         days      days     and over    Total
                       -------    ------    --------   -------
                               (Dollars in Thousands)
Single-family residen-
  tial real estate.... $ 39,343  $ 11,749   $ 69,159  $120,251
Consumer..............      345       234      1,381     1,960
Income property.......       37       920      2,189     3,146
                        -------   -------    -------   -------
   Total.............. $ 39,725  $ 12,903   $ 72,729  $125,357
                        =======   =======    =======   =======
Percent of total gross
  loan portfolio......     1.69%      .55%      3.09%     5.32%
                        =======   =======    =======   =======
Percent of total
  assets..............     1.01%      .33%      1.84%     3.18%
                        =======   =======    =======   =======


Non-interest Income
- -------------------
Non-interest income totaled $5.5 million and $3.7 million for the quarters ended September 30, 1994 and 1993, respectively. For the same respective quarters, net gains on sales of securities totaled $2.4 million and $254,000. The $2.1 million increase in net gains on sales of securities resulted from realized capital gains allocated to the Association by two limited partnerships in which the Association invested and which are held in the available-for-sale portfolio. Fee income remained relatively unchanged, totaling $2.7 million and $2.6 million for the quarters ended September 30, 1994 and 1993, respectively.

Non-interest Expense
- --------------------
Total non-interest expense was $16.7 million and $22.5 million for the quarters ended September 30, 1994 and 1993, respectively. General and administrative expenses (compensation and benefits, occupancy and equipment, and other general and administrative expenses), were $13.7 million and $16.7 million for the quarters ended September 30, 1994 and 1993, respectively. The decrease of $3.0 million was due to lower general and administrative expenses as a result of the aforementioned sale of ten of the Association's branches during the second quarter and five branches during this quarter, and the closing of the California and Colorado mortgage offices during the first quarter. The Association's ratio of general and administrative expenses to average total assets decreased to 1.63% from 1.67% from the same quarter in the prior year. Expenses relating to REO decreased significantly in the September 30, 1994 quarter to $958,000 from $3.3 million for the same quarter in the prior year. In addition, the level of REO decreased to $16.7 million at September 30, 1994 from $73.2 million a year earlier.

Income Taxes and Extraordinary Items
- ------------------------------------
Income tax expense totaled $146,000 for the three-month period ended September 30, 1994 and represents federal and state tax expense. In the tax benefit at September 30, 1993 is a settlement with the State of New York for the years ended December 31, 1984 through December 31, 1990 which resulted in a one-time benefit of $660,000, net of Federal tax expense. In the tax expense recorded for the quarter ended September 30, 1994 is a $1.0 million reversal of the deferred tax valuation allowance.

The Company recorded no extraordinary items for the three-month periods ended September 30, 1994 and 1993.

NINE MONTHS 1993 COMPARED TO NINE MONTHS 1992
- ---------------------------------------------
For the nine months ended September 30, 1994, the Company reported net income of $9.1 million, which resulted in a primary and fully diluted net income per common share of $0.46 after preferred stock dividend requirements. For the same nine-month period in 1993, the Company reported a net loss of $11.2 million, or a primary and fully diluted net loss per common share of $1.53 after preferred stock dividend requirements.

Total interest income for the nine months ended September 30, 1994 and 1993 was $141.3 million and $169.0 million, respectively. The decrease in interest income was due partly to a decline of 36 basis points from 6.01 at September 30, 1993 in the average yield on interest-earning assets, as well as to the factors discussed previously in the quarterly Results of Operations.

Total interest expense was also lower, $97.5 million for the nine-month period ended September 30, 1994, compared to $112.3 million for the same nine months in 1993. The decrease was due to both lower average balances on interest-bearing liabilities and a lower average cost of funds. The cost of funds averaged 3.89% and 3.95% for the nine-month periods ended September 30, 1994 and 1993, respectively. The lower average cost of funds resulted principally from lower average rates paid on retail deposits.

Net interest income totaled $43.8 million for the nine months ended September 30, 1994, a $12.9 million reduction due to volume from the $56.7 million reported for the same nine months last year. The interest rate spread averaged 1.76% and 2.06% for the nine months ended September 30, 1994 and 1993, respectively. For the same respective periods, the interest rate margins were 1.74% and 2.00%.

The activity in the allowance for loan losses for the nine months ended September 30, 1994 and 1993 was as follows:

                                                            Nine Months
                                                        Ended September 30,
                                                     ------------------------
                                                        1994          1993
                                                     ----------    ----------
                                                      (Dollars in Thousands)

Balance, beginning of period......................     $28,271       $ 21,020
Provision for loan losses.........................       3,800         20,300
Charge-offs:
  Single-family residential real estate loans.....      (4,490)       (11,974)
  Consumer loans..................................        (223)          (334)
  Income property loans...........................        (105)        (1,094)
                                                       -------        -------
    Total charge-offs.............................      (4,818)       (13,402)
                                                       -------        -------
Recoveries:
  Single-family residential real estate loans.....         210             10
  Consumer loans..................................         232            299
  Income property loans...........................           3             -
                                                       -------        -------
    Total recoveries..............................         445            309
                                                       -------        -------
Net charge-offs...................................      (4,373)       (13,093)
                                                       -------        -------
Other.............................................     (16,000)*           -
                                                       -------        -------
Balance, end of period............................    $ 11,698       $ 28,227
                                                       =======        =======

Ratio of net charge-offs during the period to average loans outstanding during the period:

  Single-family residential real estate loans.....         .37%           .54%
  Consumer loans..................................        (.03)           .08
  Income property loans...........................         .14           1.36
                                                         -----         ------
    Total net charge-offs during the period to
      average loans outstanding during the
      period......................................         .35%           .56%
                                                         =====         ======

*  Represents reduction of allowance allocated to loans sold.


Decreases in charge-offs on single-family residential loans and income property loans were discussed previously in the quarterly
Results of Operations.

Total non-interest income totaled $35.6 million and $14.1 million for the nine-months ended September 30, 1994 and 1993, respectively. The increase in non-interest income resulted principally from the March 1994 sale of $876.1 million of adjustable rate single-family residential real estate loans and the aforementioned branch sale, partially offset by a first quarter valuation adjustment of $3.5 million to the Association's purchased mortgage servicing rights, which was recorded in anticipation of selling a portion of such rights due to the high cost of servicing the portfolio.

Non-interest expense totaled $66.8 million and $71.8 million for the nine-month periods ended September 30, 1994 and 1993. Included in REO expense for the nine months ended September 30, 1994 was a $7.0 million valuation adjustment recorded to facilitate an accelerated sale of California single-family residential REO and $2.5 million in writedowns of REO. For the same nine months last year, REO expense included a $6.0 million provision for loss in anticipation of the sale in a single transaction of a portion of the Company's residential REO portfolio. Other factors affecting non-interest expense were discussed previously in the quarterly Results of Operations. Even though non-interest expense for the nine-month period ended September 30, 1994 decreased from the same period last year, the Company's ratio of annualized general and administrative expenses increased to 1.79% from 1.71% at September 30, 1994 and 1993, respectively, due to lower average asset balances.

Income tax benefit totaled $295,000 for the nine-month period ended September 30, 1994. Included in the tax benefit is a reversal of $4.0 million of the deferred tax valuation allowance. The reversal was based on a re-evaluation of the realizability of the Company's deferred tax asset. Management believes that it is more likely than not that the Company will realize this tax benefit. Included in the tax benefit at September 30, 1993 is a settlement with the State of New York for the years ended December 31, 1984 through December 31, 1990 which resulted in a one-time benefit of $660,000, net of Federal tax expense.

There were no extraordinary items for the nine month periods ended September 30, 1994.

REGULATORY CAPITAL
- ------------------
The OTS capital requirements have three separate measures of capital adequacy: the first is a tangible core capital requirement of 1.5% of tangible assets; the second is a core capital requirement of 3% of adjusted total assets; and the third is a risk-based capital requirement that is 8% of risk-weighted assets. An institution must have a leverage (core) ratio of 4% or greater (unless it has a composite one CAMEL rating) in order to be considered adequately capitalized under the Prompt Corrective Action rules. Northeast Savings met the definition of a well-capitalized thrift during the quarter ended June 30, 1994 and remains well-capitalized at September 30, 1994.

The following table reflects the regulatory capital position of the Association as well as the current regulatory capital requirements at September 30, 1994 and 1993:

                                September 30, 1994                       September 30, 1993
                       ------------------------------------     ------------------------------------
                                            Fully Phased-in                          Fully Phased-in
Regulatory Capital           Actual            Regulatory             Actual            Regulatory
   Requirement         Regulatory Capital  Capital Required     Regulatory Capital  Capital Required
- ------------------     ------------------  ----------------     ------------------  ----------------
                                                    (Dollars In Thousands)
Tangible core capital       $173,497           $ 50,238                $160,326           $ 59,230
  Percent                       5.18%              1.50%                   4.06%              1.50%

Core capital                $173,639           $133,975                $160,928           $157,970
  Percent                       5.18%              4.00%                   4.07%              4.00%

Risk-based capital          $185,337           $ 97,347                $183,442           $143,651
  Percent                      15.23%              8.00%                  10.22%              8.00%




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

Since, as described in the Company's December 31, 1993 Form 10-K, the Association is protected against losses relative to the contractual provisions of the loans acquired from the Rhode Island institutions, including loans foreclosed upon by the Association subsequent to acquisition (the Rhode Island covered assets), the Association maintains these assets separately. At
September 30, 1994, the Association's portfolio of Rhode Island covered assets was as follows:

                                                  September 30,   December 31,    September 30,
                                                 --------------  --------------  --------------
                                                      1994*           1993*           1993*
                                                 --------------  --------------  --------------
                                                                 (In Thousands)
Loans:

  Single-family residential real estate loans....   $   31,253      $   37,101       $   37,268
  Consumer loans.................................       15,873          20,393           21,929
  Income property loans..........................       34,043          39,976           42,082
  Commercial loans...............................        1,087           1,335            1,369
                                                     ---------       ---------        ---------

      Total loans................................       82,256          98,805          102,648

REO..............................................        4,570           6,820            9,382
                                                     ---------       ---------        ---------
      Total covered assets.......................   $   86,826      $  105,625       $  112,030
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

                                                   September 30,   December 31,    September 30,
                                                  --------------  --------------  --------------
                                                       1994            1993            1993
                                                  --------------  --------------  --------------
                                                                  (In Thousands)
Loans:

  Single-family residential real estate loans....   $    2,224      $    2,718      $    3,124
  Consumer loans.................................          878           1,045           1,348
  Income property loans..........................        2,346           4,145           4,489
  Commercial loans...............................           -               30              29
                                                     ---------       ---------       ---------

      Total......................................   $    5,448      $    7,938      $    8,990
                                                     =========       =========
=========

FINANCIAL CONDITION
- -------------------
Total assets were $3.3 billion at September 30, 1994 compared to $3.9 billion at December 31 and September 30, 1993. Asset size and composition have generally been determined by seeking the optimal balance among regulatory capital requirements, liquidity, yield, and risk.

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

As a result of these factors, beginning in the third quarter of 1993, the Company modified its operating strategy both with regard to lending and to balance sheet structure. This modified strategy was intended to reduce the Company's loan concentration in California, to reduce credit costs, and to increase the net interest margin. In September of 1993, the Association changed its strategy by sharply reducing the volume of adjustable rate mortgages (ARMs) originated for portfolio in California and by replacing the California ARM originations with 10 and 15 year fixed rate mortgages originated in the Northeast and with the purchase of both adjustable rate and 15 year fixed rate mortgage-backed securities (MBSs). California portfolio production was sharply curtailed in order to lower the concentration of California loans in the loan portfolio due to the fact that initial discounts on ARM rates in California exceeded the Association's pricing guidelines. Fixed rate mortgages with terms of 15 years or less were added to the portfolio in order to increase the net interest spread and to reduce the degree to which the Association's interest rate risk profile had become asset sensitive. MBSs were added to meet the remaining asset generation needs of the Company. Displacing whole loans, particularly those originated in California, with MBSs reduced credit risk and increased the risk-based capital ratio. In February 1994, the Company closed its loan origination offices in California and Colorado. In March 1994, the Company sold $876.1 million of single-family adjustable rate residential mortgage loans, $40.5 million of which were non-performing and 93% of which were secured by California properties. Finally, in a series of transactions during April and May 1994, three of which were single transactions totaling $27.2 million, the Company sold virtually all of its foreclosed assets in California.

Retail deposits, the Association's least expensive source of funds, decreased to $2.4 billion at September 30, 1994, compared to $3.0 billion at December 31 and September 30, 1993. The decrease in deposits was due primarily to the aforementioned sale of ten of the Association's branches in the second quarter and 5 branches during this quarter, a total of $513 million in deposits. In addition, following the trend of low interest rates in the economy, the Association has experienced a significant reduction in its cost of retail deposits. These lower rates have caused some depositors who are struggling to preserve their former level of income to seek higher yields through alternative investments, and others to reduce their outstanding high interest rate liabilities. Others have withdrawn funds to meet their financial obligations due to a loss in personal income.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------
The primary source of funds for the Association is retail deposits, while secondary sources include FHLB advances, other collateralized borrowings including repurchase agreements, debentures, and internally-generated cash flows resulting from the maturity, amortization, and prepayment of assets as well as sales of loans and securities from the available-for-sale portfolios.

The Association's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans. The following table sets forth the composition of the Association's single-family residential mortgage loan originations for the periods indicated:

                             Three Months Ended                              Nine Months Ended
                                 September 30,                                 September 30,
                 -------------------------------------------   -------------------------------------------
                        1994                   1993                   1994                   1993
                 --------------------   --------------------   --------------------   --------------------
                  Amount   % of Total    Amount   % of Total    Amount   % of Total    Amount   % of Total
                 --------  ----------   --------  ----------   --------  ----------   --------  ----------
                                                    (Dollars in Thousands)
Adjustable....   $ 17,601     69.57%    $115,970     64.79%    $ 55,461     40.66%    $414,189     73.33%
Fixed.........      7,699     30.43       63.029     35.21       80,944     59.34      150,608     26.67
                  -------    ------      -------    ------      -------    ------      -------    ------
    Total.....   $ 25,300    100.00%    $178,999    100.00%    $136,405    100.00%    $564,797    100.00%
                  =======    ======      =======    ======      =======    ======      =======    ======

The composition of the Association's residential mortgage loan portfolio at September 30, 1994, December 31, 1993, and
September 30, 1993 was as follows:

                      September 30, 1994          December 31, 1993         September 30, 1993
                    ----------------------     ----------------------     ----------------------
                      Amount    % of Total       Amount    % of Total       Amount    % of Total
                    ----------  ----------     ----------  ----------     ----------  ----------
                                               (Dollars in Thousands)
Adjustable.......   $  755,380     87.33%      $1,701,978     92.21%      $2,113,286     94.70%
Fixed............      109,603     12.67          143,812      7.79          118,161      5.30
                     ---------    ------        ---------    ------        ---------    ------
    Total........   $  864,983    100.00%      $1,845,790    100.00%      $2,231,447    100.00%
                     =========    ======        =========    ======        =========    ======


Total loans originated during the three months ended
September 30, 1994 and 1993 were $49.6 million and $185.1 million, respectively. Total loan originations for the nine-month periods ended September 30, 1994 and 1993 were $184.4 million and $582.4 million, respectively. At September 30, 1994, the Association was committed to fund mortgage loans totaling $11.9 million, including $8.1 million in adjustable rate mortgages. The Association expects to fund such loans from its liquidity sources in 1994.

Net cash provided by operations during the nine months ended September 30, 1994 totaled $20.9 million. Adjustments to net income of $9.1 million provided $11.8 million of net cash, including proceeds from sales of loans available-for-sale of $103.4 million. The proceeds from sale of loans resulted principally from the sale of fixed rate loans which were originated by the Association with the intent to sell in the secondary market. In addition, loans originated for the available-for-sale portfolio utilized $65.6 million in cash. Remaining adjustments to net income utilized $26.0 million in cash.

Net cash provided by investing activities during the nine months ended September 30, 1994 totaled $407.4 million. Proceeds from sales of loans totaled $843.6 million. Principal collected on loans and mortgage-backed securities generated cash of $177.9 million and $309.5 million, respectively, while maturities of investment securities provided $73.5 million in cash. Proceeds from sales of investment securities available-for-sale totaled $286.3 million. Sales of REO generated $58.6 million in cash. Loans originated used $124.7 million of cash, while purchases of mortgage-backed securities and investment securities used cash of $732.3 million and $505.3 million, respectively. All other investing activities provided net cash of $20.5 million.

Net cash used in financing activities during the nine months ended September 30, 1994 totaled $532.4 million and resulted primarily from $503.1 million on the sale of deposits, other decreases in retail deposits from December 31, 1993 used $63.4 million in cash and include a $24.8 million reduction in brokered deposits. All other financing activities provided net cash of $58.9 million.

The liquidity of the Association is measured by the ratio of its liquid assets to the net withdrawable deposits and borrowings payable in one year or less. A portion of these liquid assets are in the form of non-interest bearing reserves required by Federal Reserve Board regulations. For total transaction account deposits of $46.8 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $46.8 million, a 10% reserve is required. The Federal Reserve Board may adjust the latter reserve percentage within a range of 8-14%. The Association is also subject to OTS regulations which require the maintenance of a daily average balance of liquid assets equal to 5%. The ratio averaged 5.13% for the three months ended September 30, 1994, compared to 5.23% for the three months ended September 30, 1993.
In addition to the regulatory requirements, the average liquidity ratio reflects management's expectations of future loan fundings, operating needs, and the general economic and regulatory climate. In addition, the Association is required by OTS regulations to maintain a daily average balance of short-term liquid assets of 1%. The ratio averaged 2.19% and 2.55% for the three months ended September 30, 1994 and 1993, respectively.

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

On September 16, 1994, the Company's Board of Directors voted to declare a stock dividend payable on October 1, 1994 on the Company's $8.50 Cumulative Preferred Stock, Series B (the Series B Preferred Stock) of one share of Series B Preferred Stock for each

$100 of the amount of dividends payable on October 1, 1994, and accumulated and unpaid as of that date, to holders of record on September 16, 1994. On October 1, 1994, the Company paid the $892,220 of dividends then payable on the Series B Preferred Stock through the issuance of an additional 8,923 shares of Series B Preferred Stock.

In addition, the interest and principal repayment obligations on the 9% Debentures constitute an impediment to the Company's ability to pay cash dividends. The $40.3 million net balance of 9% Debentures at September 30, 1994 require annual interest payments of $3.6 million. In addition, the Company is required to repurchase 6 2/3% of the 9% Debentures outstanding as of March 1, 1998 in each year commencing on May 1, 1998. Prior to May 1, 1997, the Company may fulfill its interest payment obligation by the issuance of additional 9% Debentures. In meeting this interest obligation, the Company has issued an additional $6.8 million in 9% Debentures, which are included in the outstanding principal at September 30, 1994. Any such issuance, however, increases the aggregate annual interest obligation and also the amount of 9% Debentures required to be repurchased annually commencing
May 1, 1998.

INTEREST RATE RISK MANAGEMENT
- -----------------------------
For the quarter ended September 30, 1993 through the quarter ended September 30, 1994, the Company's interest rate spread (Exhibit 99.3) decreased 6 basis points, averaging 1.89% and 1.95% for the quarters ended September 30, 1994 and 1993, respectively. However, for these same time frames, the Company's interest rate margin increased to 1.91% from 1.90%. The Company continually monitors the repricing characteristics of its interest-earning assets and interest-bearing liabilities. The Company's one-year gap (Exhibit 99.1) at September 30, 1994 was a positive $81.9 million, or 2.44% of assets, compared to a positive $557.7 million or 14.15% of assets at September 30, 1993. The Company's interest rate sensitivity analysis shows that the Company has little interest rate risk resulting from mismatches between asset and liability repricings beyond one year. Within one year, an excess of liability maturities and repricings in the first six months is offset by an excess of asset maturities and repricings in months seven through twelve.

Exhibit 99.1 does not indicate, however, the interest rate risk resulting from the several options which borrowers and depositors have nor does it indicate the risks resulting from assets and liabilities being tied to different interest rate indices. Borrowers have the option to prepay loans at any time and to have changes in rates on adjustable rate loans be constrained by periodic and lifetime caps. Depositors have the option to withdraw funds from certificates of deposit prior to maturity upon the payment of a penalty. The Company's interest rate risk is due primarily to the effect of these options, and particularly the impact of periodic caps on adjustable rate loans. The Company is also subject to basis risk to the extent that borrowings indexed to the London Interbank Offered Rate (LIBOR) are used to fund assets not indexed to LIBOR. As of September 30, 1994, the Company had $36.4 million of borrowings indexed to LIBOR and $468.7 million of fixed rate borrowings, the rates on which were set initially off LIBOR. As of September 30, 1994, the Company had $9.5 million of earning assets indexed to LIBOR.

REGULATIONS
- -----------
Proposed Amendment to Minimum Regulatory Capital Regulations. The OTS recently proposed to amend its minimum regulatory capital regulations by revising the definition of the term "stockholders' equity" to incorporate a change in generally accepted accounting principles required by the Financial Accounting Standards Board
(FASB). SFAS No. 115, "Accounting for Certain Debt and Equity Securities", which is effective for fiscal years beginning after December 15, 1993, and requires that most debt and equity securities be reported at fair value, rather than at amortized cost. With the implementation of SFAS No. 115, unrealized gains and losses on available-for-sale securities will be included in stockholders' equity under generally accepted accounting principles and therefore the value of stockholders' equity will fluctuate. Under the proposed rule, these unrealized gains and losses would be included in core capital for purposes of calculating a savings institution's leverage capital requirement and the OTS measures for prompt corrective action and could cause an institution's capital ratios to fluctuate based on changes in the value of the institution's debt and equity securities which are held-for-sale.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act), which was recently passed by Congress, authorizes (1) interstate acquisitions of banks by bank holding companies without geographic limitation beginning one year after enactment of the Interstate Act, (2) interstate mergers between insured banks with different home states, subject to the ability of states to opt-out, and (3) any state to enact laws permitting de novo branching by banks with a home state other than such state. Specifically, beginning June 1, 1997, a bank may merge with a bank with a different home state as long as neither of the home states have opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. Once a bank has established branches in a state through an interstate merger transaction, such bank may establish and acquire additional branches at any location in that state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable Federal or state law. The Interstate Act further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in that state, either through an acquisition or de novo.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
- ----------------------------------------------
In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118). This amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan by eliminating the provisions in SFAS 114 that describe how a creditor should report income on an impaired loan.

SFAS 118 does not change the provisions in SFAS 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. As a result, SFAS 118 affects only the classification of income (or expense) that results from changes in the net carrying amount of the loan, not the total amount of income (or expense) recognized.

SFAS 118 also acknowledges that a creditor's policies for recognizing interest income and for charging off loans may result in a recorded investment in an impaired loan that is less than the present value of expected future cash flows discounted at the loan's effective interest rate (or the observable market price of the loan or the fair value of the collateral). In those cases, this statement affects both the classification and the total amount of income (or expense) recognized.

SFAS 118 amends the disclosure requirements in SFAS 114 to require information about how a creditor recognizes interest income related to impaired loans. This proposed amendment, effective upon issuance, has no impact on the financial position or results of operation of the Company.

In October 1994, the FASB issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119). SFAS 119 requires improved disclosures about derivative financial instruments - futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. It also amends existing requirements of SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS 107, "Disclosures about Fair Value of Financial Instruments."

SFAS 119 requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS 105 because they do not result in off-balance-sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for the purpose of trading (including dealing or other activities reported in a trading account and measured at fair value) and financial instruments held or issued for purposes other than trading. It also amends SFAS 105 and 107 to require that distinction in certain disclosures required by those Statements.

For derivative financial instruments held or issued for trading, SFAS 119 requires disclosure of average, maximum, and minimum aggregate fair values and net trading gains or losses. For derivative financial instruments held or issued for purposes other than trading it would require disclosure about those purposes, about how the instruments are reported in financial statements, and
- - if the purpose is hedging anticipated transactions - about the anticipated transactions, the amounts of hedging gains and losses deferred, and the transactions or other events that result in recognition of the deferred gains or losses in income. SFAS 119 also encourages, but does not require, quantitative information about interest rate or other market risks of derivative financial instruments, and also of other assets and liabilities, that is consistent with the way the entity manages or adjusts risks and that is useful for comparing the results of applying the entity's strategies to its objectives for holding or issuing the derivative financial instruments.

SFAS 119 also amends SFAS 107 to require that fair value information be presented without combining, aggregating, or netting the fair value of separate financial instruments of a different class and be presented in one location, together with the related carrying amounts, in a form that makes it clear whether the amounts are favorable (assets) or unfavorable (liabilities).

SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, the effective date would be for financial statements issued for fiscal years ending after December 15, 1995. Since the proposed Derivative Statements is a disclosure document only, it would have no impact on the financial position or results of operation of the Company.



Selected Ratios and Statistics
- ------------------------------
The Company's annualized return on average assets was .31% for the quarter ended September 30, 1994, compared to (0.19)% for the quarter ended September 30, 1993. The annualized return on average common equity was 7.33% for the three months ended
September 30, 1994, versus (12.38)% for the same period in 1993.

For the nine-month periods ended September 30, 1994 and 1993, the Company's annualized return on average assets was .35% and (.38)% respectively. The return on average common equity for the same respective periods was 9.51% and (25.76)%.

                             PART II

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

On August 12, 1992, Northeast Savings refiled its action in the United States Claims Court, Northeast Savings, F.A. v. United
                            ---------------------------------
States, No. 92-550.  Note that, effective October 29, 1992, the
- ------

United States Claims Court was renamed the United States Court of Federal Claims. Northeast Savings' complaint seeks monetary relief against the United States on theories of breach of contract, taking of property without just compensation, and deprivation of property without due process of law. The United States has not yet filed an answer to the Complaint. On May 25, 1993, a three-judge panel of the Federal Circuit Court of Appeals ruled against the plaintiffs in three other consolidated "supervisory goodwill" cases, holding that the thrift institutions had not obtained an "unmistakable" promise from the government that it would not change the law in such a manner as to abrogate its contractual obligations and that the plaintiffs therefore bore the risk of such a change in the law. Winstar Corp. v. United States, No. 92-5164. On August 18, 1993,
- ------------------------------
however, the full Federal Circuit, acting in response to a Petition for Rehearing with Suggestion for Rehearing In Banc filed by two of the three plaintiffs in these cases, vacated the May 25 panel decision, ordered the panel opinion withdrawn, and ordered that the case be reheard by the full Court. Oral argument in the Winstar
                                                         -------
case was held on February 10, 1994. On June 3, 1993, the Court of Federal Claims entered an order staying proceedings in Northeast Savings' case pending further action by the Federal Circuit in the Winstar case or any action taken by the Supreme Court on any
- -------
petition for a writ of certiorari in that case.

Another supervisory goodwill case, Resolution Trust Corporation v.
                                   ----------------------------
FSLIC (the Resolution Trust Corporation), was recently decided by
- -----
the Court of Appeals of the 10th Circuit (the 10th Circuit Court of Appeals) in favor of the purchasers of Security Federal from the FSLIC, whose purchase was made prior to FIRREA. Pursuant to an arrangement with the FSLIC, the purchasers infused $6 million into Security Federal, an insolvent institution, and thereby saved the FSLIC the cost of liquidating Security Federal. Even with such capital infusion, were it not for the treatment of supervisory goodwill as capital, Security Federal would have remained significantly under-capitalized at the time, and thereby would have had to have been liquidated by the FSLIC.

As a result of the restriction on the use of supervisory goodwill as capital pursuant to FIRREA and resulting OTS regulations, the OTS determined that Security Federal was insolvent and in February 1990 ordered the purchasers to infuse additional capital into it. In March of 1990, the purchasers notified the OTS that they were rescinding the agreement to acquire the institution, tendered their stock to the OTS, and requested the return of their capital contribution. The OTS refused the tender, and the purchasers filed suit seeking rescission and restitution for breach of contract. In Resolution Trust Corporation, the FDIC and the OTS appealed a
- ----------------------------
district court's summary judgment ruling in favor of the purchasers for breach of contract, holding that the treatment of goodwill as regulatory capital was an express term of the overall contractual agreement. The 10th Circuit Court of Appeals affirmed the lower court's ruling and stated that "[b]ecause the Agencies breached their agreement to treat supervisory goodwill...as assets for regulatory purposes, we [the Court] agree that the investors [i.e. purchasers] properly rescinded the agreement and thus are entitled to restitution."

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
None.

ITEM 5 - OTHER INFORMATION
- --------------------------
None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)     Exhibits required by Securities and Exchange Commission
        Regulation S-K.

Exhibit
No.
- -------
11.1 -  Computation of net income (loss) per common share
27.0 -  Financial Data Schedule
99.1 -  Interest rate sensitivity analysis at September 30, 1994
99.2 -  Average balance sheet for the three months ended
        September 30, 1994 and 1993
99.3 -  Average balance sheet for the nine months ended
        September 30, 1994 and 1993.
99.4 -  Rate/Volume analysis for the three months ended
        September 30, 1994 and 1993
99.5 -  Rate/Volume analysis for the nine months ended
        September 30, 1994 and 1993.

(b)     Reports on Form 8-K

        None.

                                                                                  Exhibit 11.1

                                           NORTHEAST FEDERAL CORP.
                             COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                              (Dollars in Thousands, Except Per Share Amounts)

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                   September 30,
                                                  -------------------------      ------------------------
                                                      1994          1993             1994         1993
                                                  -----------   -----------      -----------   ----------
Primary income (loss) per common share:

    Net income (loss)..........................   $     2,582   $    (1,904)    $     9,117    $  (11,195)
    Preferred stock dividend requirements......          (892)         (820)         (2,621)       (3,663)
                                                   ----------    ----------      ----------     ---------
    Net income (loss) applicable to common
      stockholders for the calculation of
      primary income (loss)....................   $     1,690   $    (2,724)    $     6,496    $  (14,858
                                                   ==========    ==========      ==========     =========

Weighted average shares outstanding............    13,546,796    13,481,012      13,527,657     9,700,657
Unallocated ESOP shares........................      (497,196)           -         (497,196)           -
Dilutive effect of outstanding stock options...       831,596            *          530,917            *
Dilutive effect of outstanding stock warrants..       560,044            *          477,596            *
                                                   ----------    ----------      ----------     ---------
Weighted average shares, as adjusted, for
  the calculation of primary income (loss).....    14,441,240    13,481,012      14,038,974     9,700,657
                                                   ==========    ==========      ==========     =========

       Primary income (loss) per common share..   $       .12   $     (0.20)    $       .46    $    (1.53)
                                                   ==========    ==========      ==========     =========

Fully diluted income (loss) per common share:

    Net income (loss)..........................   $     2,582   $    (1,904)    $     9,117    $  (11,195)
    Preferred stock dividend requirements......          (892)         (820)         (2,621)       (3,663)
    Interest expense on convertible
      subordinated debentures, net of tax......            -             *               -             *
                                                   ----------    ----------      ----------     ---------
    Net income (loss) applicable to common
      stockholders for the calculation of
      fully diluted income (loss)..............   $     1,690   $    (2,724)    $     6,496    $  (14,858)
                                                   ==========    ==========      ==========     =========

Weighted average shares outstanding............    13,546,796    13,481,012      13,527,657     9,700,657
Unallocated ESOP shares........................      (497,196)           -         (497,196)           -
Dilutive effect of outstanding stock options...       840,488            *          540,674            *
Dilutive effect of outstanding stock warrants..       563,333            *          489,413            *
Dilutive effect of shares issuable from assumed
  conversions of convertible preferred stock
  and convertible subordinated debentures......            -             *               -             *
                                                   ----------    ----------      ----------     ---------
Weighted average shares, as adjusted, for
  the calculation of fully diluted income
  (loss).......................................    14,453,421    13,481,012      14,060,548     9,700,657
                                                   ==========    ==========      ==========     =========


Fully diluted income (loss) per common share ..   $       .12   $     (0.20)    $       .46    $    (1.53)
                                                   ==========    ==========      ==========     =========

*  The outstanding common stock equivalents (stock options) and the assumed conversions of the convertible preferred stock and convertible subordinated debentures did not have a dilutive effect on the computation of fully diluted loss per common share.

The following table shows the computation of the adjusted weighted average shares for use in analysis of fully diluted earnings per share, assuming that all options, warrants and convertible securities qualify as common stock equivalents regardless of their dilutive effect on earnings:

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                   -----------------------      -----------------------
                                                      1994         1993            1994         1993
                                                   ----------   ----------      ----------   ----------
Weighted average shares outstanding..............  13,546,796   13,481,012      13,527,657   13,454,375**
Unallocated ESOP shares..........................    (497,196)          -         (497,196)          -
Dilutive effect of outstanding stock options          840,488      246,413         540,674      234,656
Dilutive effect of outstanding stock warrants         563,333      328,011         489,413      371,386
Dilutive effect of shares issuable from assumed:
  Conversions of convertible preferred stock.....          -            -               -            -
  Convertible subordinated debentures............          -            -               -            -
                                                   ----------   ----------      ----------   ----------
Weighted average shares, as adjusted.............  14,453,421   14,055,436      14,060,548   14,060,417
                                                   ==========   ==========      ==========   ==========

**  Reflects the actual conversion of convertible preferred stock as if it had occurred at the beginning of the period.

/TABLE

                                                                                           Exhibit 27.0






                                                     NORTHEAST FEDERAL CORP.
                                               ARTICLE 9 FINANCIAL DATA SCHEDULE
                                    (Dollars in Thousands, Except Per Share and Yield Amounts)

                                      FISCAL-YEAR-END............................  DEC-31-1993
                                      PERIOD END................................. SEPT-30-1994
                                      CASH.......................................       26,881
                                      INTEREST-BEARING DEPOSITS..................           -
                                      FED FUNDS SOLD.............................        4,270
                                      TRADING ACCOUNT ASSETS.....................           -
                                      INVESTMENTS HELD-FOR-SALE..................      163,715
                                      INVESTMENTS AT CARRYING VALUE..............    1,961,378
                                      INVESTMENTS AT MARKET VALUE................    1,961,378
                                      LOANS......................................      966,730
                                      ALLOWANCE FOR LOSSES.......................       11,698
                                      TOTAL ASSETS...............................    3,349,705
                                      DEPOSITS...................................    2,375,460
                                      SHORT-TERM BORROWINGS......................      731,620
                                      OTHER LIABILITIES..........................       67,188
                                      LONG-TERM DEBT.............................       40,305
                                      COMMON STOCK...............................          136
                                      PREFERRED STOCK - MANDATORY REDEMPTION.....           -
                                      PREFERRED STOCK - NO MANDATORY REDEMPTION..            4
                                      OTHER STOCKHOLDERS' EQUITY.................      134,992
                                      TOTAL LIABILITIES AND EQUITY...............    3,349,705
                                      INTEREST INCOME - LOANS....................       60,370
                                      INTEREST INCOME - INVESTMENTS..............       74,248
                                      INTEREST INCOME - OTHER....................        6,636
                                      TOTAL INTEREST INCOME......................      141,254
                                      INTEREST EXPENSE - DEPOSITS................       76,742
                                      TOTAL INTEREST EXPENSE.....................       97,479
                                      NET INTEREST INCOME........................       43,775
                                      PROVISION FOR LOAN LOSSES..................        3,800
                                      GAINS ON INVESTMENT SECURITIES.............        6,649
                                      TOTAL OTHER EXPENSES.......................       66,789
                                      INCOME BEFORE INCOME TAX...................        8,822
                                      INCOME BEFORE EXTRAORDINARY ITEMS..........        9,117
                                      EXTRAORDINARY ITEMS........................           -
                                      CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLES.           -
                                      NET INCOME.................................        9,117
                                      EPS-PRIMARY................................          .46
                                      EPS-DILUTED................................          .46
                                      INTEREST RATE SPREAD.......................         1.76%
                                      LOANS - NON-ACCRUAL........................       30,481
                                      LOANS - PAST DUE...........................           -
                                      LOANS - TROUBLED DEBT RESTRUCTURING........           -
                                      LOANS - POTENTIAL PROBLEM..................           -
                                      ALLOWANCE FOR LOAN LOSS - OPENING BALANCE..       28,271
                                      CHARGE-OFFS................................        4,818
                                      RECOVERIES.................................          445
                                      ALLOWANCE FOR LOAN LOSS - CLOSING BALANCE..       11,698
                                      ALLOWANCE FOR LOAN LOSS - DOMESTIC.........           -
                                      ALLOWANCE FOR LOAN LOSS - FOREIGN..........           -
                                      ALLOWANCE FOR LOAN LOSS - UNALLOCATED......       11,698
/TABLE

                                                                                           Exhibit 99.1



                                                        NORTHEAST FEDERAL CORP.
                                                   INTEREST RATE SENSITIVITY ANALYSIS
                                                         (Dollars in Thousands)
                                                                     Interest Sensitivity Period
                                           --------------------------------------------------------------------------------
                                             Within       6 Months-     Over 1-       Over 5-        Over 10
                                            6 Months      1 Year        5 Years       10 Years       Years          Total
                                           ----------    ----------    ----------    ----------    ----------    ----------
                                                                       (Dollars in Thousands)
September 30, 1993

Interest-earning assets:
  Interest-bearing deposits, federal funds
    sold and investment securities, net..  $   57,837    $   37,695     $ 179,786    $   41,097    $   33,784    $  350,199
  Mortgage-backed securities, net........     829,626       587,998       242,058       110,327         9,155     1,779,164
  Loans, net:
    Single-family residential real estate
      loans:
      Adjustable rate....................     414,818       278,987        38,897            -             -        732,702
      Fixed rate.........................      14,110         9,582        57,445        13,970         7,107       102,214
    Consumer loans ......................      17,859         2,371        13,625         2,500            -         36,355
    Income property loans................      44,188         2,107        15,130        15,169            81        76,675
    Commercial loans.....................          -             -             -             -             -             -
    Rhode Island covered assets..........      49,729         8,084        13,769         5,371            -         76,953
                                            ---------     ---------     ---------     ---------     ---------     ---------
Total interest-earning assets............  $1,428,167    $  926,824    $  560,710    $  188,434    $   50,127    $3,154,262
                                            =========     =========     =========     =========     =========     =========

Interest-bearing liabilities:
  Deposits:
    NOW and Super NOW accounts...........  $   43,731         2,998    $   21,404    $   21,262    $   72,725    $  162,120
    Money market deposit accounts........     300,175            -             -             -             -        300,175
    Regular savings .....................     158,643         5,863        41,860        41,581       142,227       390,174
    Certificates of deposit..............     771,133       298,930       354,793        69,217            -      1,494,073
                                            ---------     ---------     ---------     ---------     ---------     ---------
        Total deposits                      1,273,682       307,791       418,057       132,060       214,952     2,346,542
                                            ---------     ---------     ---------     ---------     ---------     ---------

  Borrowings:
     FHLB advances.......................     222,892            -         40,000            -             -        262,892
     Securities sold under agreements
       to repurchase.....................     468,728            -             -             -             -        468,728
     Long term borrowings................          -             -             -             -         40,305        40,305
  Advance payment by borrowers for
    taxes and insurance..................          -             -             -             -         22,802        22,802
                                            ---------     ---------     ---------     ---------     ---------     ---------
        Total borrowings.................     691,620            -         40,000            -         63,107       794,727
                                            ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities.......  $1,965,302    $  307,791    $  458,057    $  132,060    $  278,059    $3,141,269
                                            =========     =========     =========     =========     =========     =========

Total interest-earning assets less
  interest-bearing liabilities for
    the period...........................  $ (537,135)      619,033    $  102,653    $   56,374    $ (227,932)   $   12,993

Cumulative total interest-earning
  assets less interest-bearing
    liabilities..........................  $ (537,135)       81,898    $  184,551    $  240,925    $   12,993    $   12,993

Cumulative total interest-earning assets
    less interest-bearing liabilities as
    a percent of total assets............      (16.04)%        2.44%         5.51%         7.19%        (0.39)%       (0.39)%

For purposes of the above Interest Rate Sensitivity Analysis:

* Fixed rate assets are scheduled by actual maturity; adjustable rate assets are scheduled by the next repricing date; in both cases, assets that have prepayment options are adjusted for the Company's estimate of prepayments.
* NOW accounts are assumed to decay at a rate of 5% per year.
* Regular savings accounts decay assumptions used have the effect of repricing $152.6 million funds in excess of the historical average balance within six months.  The historical average balance is assumed to decay at a rate of 5% per year.
* Loans do not include the allowance for loan loss of $11.7 million.
* Loans do not include non-accrual loans of $30.5 million.

/TABLE

                                                                                  Exhibit 99.2


                                          NORTHEAST FEDERAL CORP.
                                          AVERAGE BALANCE SHEET


                                                         Three Months Ended September 30,
                                       ------------------------------------------------------------------
                                                     1994                                 1993
                                       -----------------------------        -----------------------------
                                                   Interest  Average                    Interest  Average
                                       Average     Income/   Rate           Average     Income/   Rate
                                       Balance     Expense   %              Balance     Expense   %
                                       ----------  --------  -------        ----------  --------  -------
                                                              (Dollars in Thousands)
ASSETS
- ------
Interest-earning assets:
  Interest-bearing deposits
    and federal funds sold..........   $   25,856   $   472     7.30%       $   45,554  $    389    3.42%
  Investment securities, net........      334,870     4,388     5.24           190,765     2,470    5.18
  Mortgage-backed securities, net...    1,756,439    24,780     5.64         1,090,916    13,685    5.02
  Loans, net:
    Real estate.....................      872,883    14,213     6.51         2,233,069    33,566    6.01
    Consumer........................       36,166       799     8.84            40,681       895    8.80
    Income property.................       75,052     1,633     8.70            79,480     1,680    8.45
                                        ---------    ------                  ---------   -------
      Total loans...................      984,101    16,645     6.77         2,353,230    36,141    6.14
                                        ---------    ------                  ---------   -------
  Rhode Island covered assets.......       89,562     1,708     7.63           116,363     2,331    8.01
                                        ---------    ------                  ---------   -------
Total interest-earning assets.......    3,190,828    47,993     6.02%        3,796,828    55,016    5.80%
                                                     ------                              -------
All other assets....................      154,765                              205,171
                                        ---------                            ---------
      Total Assets..................   $3,345,593                           $4,001,999
                                        =========                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Brokered deposits.................   $       -    $    -        - %       $   25,335  $    609    9.54%
  Retail deposits:
    Regular savings.................      402,116     2,208     2.18           621,518     3,545    2.26
    NOWs, Super NOWs
      and money market savings......      507,941     2,718     2.12           652,675     3,712    2.26
    Certificates....................    1,512,899    18,584     4.87         1,759,179    22,033    4.97
                                        ---------    ------                  ---------   -------
      Total deposits................    2,422,956    23,510     3.85         3,058,707    29,899    3.88
                                        ---------    ------                  ---------   -------

  Borrowings:
    FHLB advances...................      226,610     2,889     5.06           423,408     3,940    3.69
    Securities sold under
      agreements to repurchase......      459,747     5,620     4.85           289,731     2,496    3.42
    Other borrowings................       69,008     1,071     6.16            68,896       940    5.41
                                        ---------    ------                  ---------   -------
      Total borrowings..............      755,365     9,580     5.03           782,035     7,376    3.74
                                        ---------    ------                  ---------   -------
Total interest-bearing
    liabilities.....................    3,178,321    33,090     4.13%        3,840,742    37,275    3.85%
                                                     ------                              -------
All other liabilities...............       33,057                               34,612
Stockholders' Equity................      134,215                              126,645
                                        ---------                            ---------
      Total Liabilities and
        Stockholders' Equity........   $3,345,593                           $4,001,999
                                        =========                            =========

Net Interest Income.................                $14,903                             $ 17,741
                                                     ======                              =======

Interest Rate Spread................                            1.89%                               1.95%

Interest Rate Margin................                            1.91%                               1.90%
/TABLE

                                                                                  Exhibit 99.3


                                          NORTHEAST FEDERAL CORP.
                                          AVERAGE BALANCE SHEET


                                                          Nine Months Ended September 30,
                                       ------------------------------------------------------------------
                                                     1994                                 1993
                                       -----------------------------        -----------------------------
                                                   Interest  Average                    Interest  Average
                                       Average     Income/   Rate           Average     Income/   Rate
                                       Balance     Expense   %              Balance     Expense   %
                                       ----------  --------  -------        ----------  --------  -------
                                                              (Dollars in Thousands)
ASSETS
- ------
Interest-earning assets:
  Interest-bearing deposits
    and federal funds sold..........   $   41,874  $  1,626     5.18%       $   31,161  $    775    3.32%
  Investment securities, net........      290,590    10,722     4.92           227,229     8,625    5.06
  Mortgage-backed securities, net...    1,639,492    63,526     5.17         1,015,603    40,593    5.33
  Loans, net:
    Real estate.....................    1,157,607    53,428     6.15         2,226,705   103,949    6.22
    Consumer........................       35,468     2,318     8.71            44,227     2,929    8.83
    Income property.................       73,247     4,624     8.42            80,442     5,166    8.56
                                        ---------   -------                  ---------   -------
      Total loans...................    1,266,322    60,370     6.36         2,351,374   112,044    6.35
                                        ---------   -------                  ---------   -------
  Rhode Island covered assets.......       96,273     5,010     6.94           126,785     6,977    7.34
                                        ---------   -------                  ---------   -------
Total interest-earning assets.......    3,334,551   141,254     5.65%        3,752,152   169,014    6.01%
                                                    -------                              -------
All other assets....................      183,263                              222,379
                                        ---------                            ---------
      Total Assets..................   $3,517,814                           $3,974,531
                                        =========                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Brokered deposits.................   $   12,095  $    860     9.51%       $   25,312  $  1,809    9.56%
  Retail deposits:
    Regular savings.................      493,278     7,909     2.14           652,297    11,789    2.42
    NOWs, Super NOWs
      and money market savings......      571,166     8,964     2.10           663,564    11,985    2.41
    Certificates....................    1,661,596    59,009     4.75         1,770,004    67,236    5.08
                                        ---------   -------                  ---------   -------
      Total deposits................    2,738,135    76,742     3.75         3,111,177    92,819    3.99
                                        ---------   -------                  ---------   -------
  Borrowings:
    FHLB advances...................      235,871     7,735     4.38           335,903     9,478    3.77
    Securities sold under
      agreements to repurchase......      310,718     9,919     4.27           288,529     7,285    3.38
    Other borrowings................       66,129     3,083     6.23            66,092     2,752    5.57
                                        ---------   -------                  ---------   -------
      Total borrowings..............      612,718    20,737     4.52           690,524    19,515    3.78
                                        ---------   -------                  ---------   -------
Total interest-bearing
    liabilities.....................    3,350,853    97,479     3.89%        3,801,701   112,334    3.95%
                                                    -------                              -------
All other liabilities...............       34,763                               39,481
Stockholders' Equity................      132,198                              133,349
                                        ---------                            ---------
      Total Liabilities and
        Stockholders' Equity........   $3,517,814                           $3,974,531
                                        =========                            =========

Net Interest Income.................                $43,775                             $ 56,680
                                                     ======                              =======

Interest Rate Spread................                            1.76%                               2.06%

Interest Rate Margin................                            1.74%                               2.00%
/TABLE

                                                                                         Exhibit 99.4


                                          NORTHEAST FEDERAL CORP.
                                           RATE/VOLUME ANALYSIS


                                                              Three Months Ended
                                             ------------------------------------------------
                                                 September 30, 1994 vs. September 30, 1993
                                             ------------------------------------------------
                                                              Amount of Increase
                                                       (Decrease) Due to Change in:
                                             ------------------------------------------------
                                              Volume         Rate     Rate/Volume     Total
                                             ----------   ---------   -----------   ---------
                                                               (In Thousands)
Interest income:
  Interest-bearing deposits
    and federal funds sold...............    $    (168)    $    443     $  (192)    $      83
  Investment securities, net.............        1,866           30          22         1,918
  Mortgage-backed securities, net........        8,349        1,706       1,040        11,095
  Loans, net:
    Single-family residential real
      estate.............................      (20,445)       2,795      (1,703)      (19,353)
    Consumer.............................          (99)           4          (1)          (96)
    Income property......................          (94)          49          (2)          (47)
                                              --------      -------      ------      --------
        Total loans......................      (20,638)       2,848      (1,706)      (19,496)
                                              --------      -------      ------      --------
    Rhode Island covered assets..........         (537)        (112)         26          (623)
                                              --------      -------      ------      --------
          Total interest income..........      (11,128)       4,915        (810)       (7,023)
                                              --------      -------      ------      --------

Interest expense:
  Deposits:
    Brokered deposits....................         (609)          -           -           (609)
    Retail deposits:
      Regular savings....................       (1,251)        (132)         46        (1,337)
      NOWs, Super NOWs and money
        market savings...................         (823)        (220)         49          (994)
      Certificates.......................       (3,085)        (424)         60        (3,449)
                                              --------      -------      ------      --------
        Total deposits...................       (5,768)        (776)        155        (6,389)
                                              --------      -------      ------      --------
  Borrowings:
    FHLB advances........................       (1,831)       1,458        (678)       (1,051)
    Securities sold under
      agreements to repurchase...........        1,465        1,046         613         3,124
    Other borrowings.....................            2          129          -            131
                                              --------      -------      ------      --------
      Total borrowings...................         (364)       2,633         (65)        2,204
                                              --------      -------      ------      --------
          Total interest expense.........       (6,132)       1,857          90        (4,185)
                                              --------      -------      ------      --------

Change in net interest income............    $  (4,996)    $  3,058    $   (900)     $ (2,838)
                                              ========      =======     =======       =======
/TABLE

                                                                                  Exhibit 99.5


                                          NORTHEAST FEDERAL CORP.
                                           RATE/VOLUME ANALYSIS


                                                                 Nine months Ended
                                                   ------------------------------------------------
                                                      September 30, 1994 vs. September 30, 1993
                                                   ------------------------------------------------
                                                                  Amount of Increase
                                                             (Decrease) Due to Change in:
                                                   ------------------------------------------------
                                                    Volume         Rate     Rate/Volume     Total
                                                   ----------   ---------   -----------   ---------

                                                                    (In Thousands)
Interest income:
  Interest-bearing deposits
    and federal funds sold.....................    $     266     $    435    $    150     $     851
  Investment securities, net...................        2,405         (241)        (67)        2,097
  Mortgage-backed securities, net..............       24,936       (1,241)       (762)       22,933
  Loans, net:
    Single-family residential real
      estate...................................      (49,909)      (1,178)        566       (50,521)
    Consumer...................................         (580)         (39)          8          (611)
    Income property............................         (462)         (88)          8          (542)
                                                    --------      -------     -------      --------
        Total loans............................      (50,951)      (1,305)        582       (51,674)
                                                    --------      -------     -------      --------
    Rhode Island covered assets................       (1,679)        (379)         91        (1,967)
                                                    --------      -------     -------      --------
          Total interest income................      (25,023)      (2,731)         (6)      (27,760)
                                                    --------      -------     -------      --------

Interest expense:
  Deposits:
    Brokered deposits..........................         (945)          (9)          5          (949)
    Retail deposits:
      Regular savings..........................       (2,874)      (1,330)        324        (3,880)
      NOWs, Super NOWs and money
        market savings.........................       (1,669)      (1,571)        219        (3,021)
      Certificates.............................       (4,118)      (4,377)        268        (8,227)
                                                    --------      -------     -------      --------
        Total deposits.........................       (9,606)      (7,287)        816       (16,077)
                                                    --------      -------     -------      --------
  Borrowings:
    FHLB advances..............................       (2,823)       1,537        (457)       (1,743)
    Securities sold under
      agreements to repurchase.................          560        1,926         148         2,634
    Other borrowings...........................            2          329          -            331
                                                    --------      -------     -------      --------
      Total borrowings.........................       (2,261)       3,792        (309)        1,222
                                                    --------      -------     -------      --------
          Total interest expense...............      (11,867)      (3,495)        507       (14,855)
                                                    --------      -------     -------      --------

Change in net interest income..................    $ (13,156)    $    764    $   (513)     $(12,905)
                                                    ========      =======     =======       =======
/TABLE

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              NORTHEAST FEDERAL CORP.
                              -----------------------------------
                              Registrant





October 21, 1994              /s/ LYNNE M. CARCIA
                              ------------------------------------
                              Lynne M. Carcia
                              Senior Vice President and Controller
                              (Principal Accounting Officer)