Form 10-Q/A
period 1994-09-30
NORTHEAST FEDERAL CORP
filed 1994-12-06
CIK 863517

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q/A

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

This amendment to Form 10Q is being filed in order to correct the amount of Investments at Market Value only in Exhibit 27.0, Article 9 Financial Data Schedule. Items 1 through 5 and all other exhibits in Item 6 of Form 10Q are unaffected and are not filed as part of this amendment.
   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
   -----------------------------------------

   (a)    Exhibits required by Securities and Exchange Commission
          Regulation S-K.

   Exhibit
   No.
   -------

 * 11.1 - Computation of net income (loss) per common share
** 27.0 - Financial Data Schedule
 * 99.1 - Interest rate sensitivity analysis at September 30, 1994
 * 99.2 - Average balance sheet for the three months ended
          September 30, 1994 and 1993
 * 99.3 - Average balance sheet for the nine months ended
          September 30, 1994 and 1993.
 * 99.4 - Rate/Volume analysis for the three months ended
          September 30, 1994 and 1993
 * 99.5 - Rate/Volume analysis for the nine months ended
          September 30, 1994 and 1993.

   (b)    Reports on Form 8-K
          None.



 * Exhibit filed with Form 10Q on October 24, 1994.

** Amended exhibit filed herewithin.

                                                               Exhibit 27.0


                    NORTHEAST FEDERAL CORP.
               ARTICLE 9 FINANCIAL DATA SCHEDULE
  (Dollars in Thousands, Except Per Share and Yield Amounts)


   FISCAL-YEAR-END............................  DEC-31-1993
   PERIOD END................................. SEPT-30-1994
   CASH.......................................       26,881
   INTEREST-BEARING DEPOSITS..................           -
   FED FUNDS SOLD.............................        4,270
   TRADING ACCOUNT ASSETS.....................           -
   INVESTMENTS HELD-FOR-SALE..................      163,715
   INVESTMENTS AT CARRYING VALUE..............    1,961,378
   INVESTMENTS AT MARKET VALUE................    1,914,356
   LOANS......................................      966,730
   ALLOWANCE FOR LOSSES.......................       11,698
   TOTAL ASSETS...............................    3,349,705
   DEPOSITS...................................    2,375,460
   SHORT-TERM BORROWINGS......................      731,620
   OTHER LIABILITIES..........................       67,188
   LONG-TERM DEBT.............................       40,305
   COMMON STOCK...............................          136
   PREFERRED STOCK - MANDATORY REDEMPTION.....           -
   PREFERRED STOCK - NO MANDATORY REDEMPTION..            4
   OTHER STOCKHOLDERS' EQUITY.................      134,992
   TOTAL LIABILITIES AND EQUITY...............    3,349,705
   INTEREST INCOME - LOANS....................       60,370
   INTEREST INCOME - INVESTMENTS..............       74,248
   INTEREST INCOME - OTHER....................        6,636
   TOTAL INTEREST INCOME......................      141,254
   INTEREST EXPENSE - DEPOSITS................       76,742
   TOTAL INTEREST EXPENSE.....................       97,479
   NET INTEREST INCOME........................       43,775
   PROVISION FOR LOAN LOSSES..................        3,800
   GAINS ON INVESTMENT SECURITIES.............        6,649
   TOTAL OTHER EXPENSES.......................       66,789
   INCOME BEFORE INCOME TAX...................        8,822
   INCOME BEFORE EXTRAORDINARY ITEMS..........        9,117
   EXTRAORDINARY ITEMS........................           -
   CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLES.           -
   NET INCOME.................................        9,117
   EPS-PRIMARY................................          .46
   EPS-DILUTED................................          .46
   INTEREST RATE SPREAD.......................         1.76%
   LOANS - NON-ACCRUAL........................       30,481
   LOANS - PAST DUE...........................           -
   LOANS - TROUBLED DEBT RESTRUCTURING........           -
   LOANS - POTENTIAL PROBLEM..................           -
   ALLOWANCE FOR LOAN LOSS - OPENING BALANCE..       28,271
   CHARGE-OFFS................................        4,818
   RECOVERIES.................................          445
   ALLOWANCE FOR LOAN LOSS - CLOSING BALANCE..       11,698
   ALLOWANCE FOR LOAN LOSS - DOMESTIC.........           -
   ALLOWANCE FOR LOAN LOSS - FOREIGN..........           -
   ALLOWANCE FOR LOAN LOSS - UNALLOCATED......       11,698
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              NORTHEAST FEDERAL CORP.
                              -----------------------------------
                              Registrant





December 6, 1994              /s/ LYNNE M. CARCIA
                              ------------------------------------
                              Lynne M. Carcia
                              Senior Vice President and Controller
                              (Principal Accounting Officer)