Form 10-K
period 1994-12-31
NORTHEAST FEDERAL CORP
filed 1995-03-17
CIK 863517

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        N/A         to _________________
                                    ------------------
                             File Number:  1-10571

                            NORTHEAST FEDERAL CORP.
                            -----------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  06-1288154
- --------------------------------          --------------------------------------
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
incorporation of organization)

      50 State House Square
      Hartford, Connecticut                                06103
- --------------------------------------                  ---------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  203/280-1000
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------

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

                         Yes    X            No  _____
                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1995.

                 Common Stock, $.01 par value -- $160,973,607

The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of February 28, 1995.

                  Common Stock, $.01 par value -- 14,974,289

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part III -- Portions of Proxy Statement for the 1995 Annual Meeting of Stockholders

                            NORTHEAST FEDERAL CORP.
                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                                     PART I

                                                                                              Page
                                                                                              ----
Item 1.   Business.........................................................................     1
           General.........................................................................     1
           Lending Activities..............................................................     5
           Investment Activities...........................................................    29
           Sources of Funds................................................................    35
           Subsidiaries....................................................................    41
           Employees.......................................................................    41
           Regulations.....................................................................    41
           Enforcement.....................................................................    48
           Taxation........................................................................    49

Item 2.   Properties.......................................................................    50

Item 3.   Legal Proceedings................................................................    51

Item 4.   Submission of Matters to a Vote of Security Holders..............................    53

Supplementary Item.........................................................................    54

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters........    56
Item 6.   Selected Financial Data..........................................................    57
Item 7.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition..............................................................    58
Item 8.   Financial Statements and Supplementary Data......................................    87
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................................   133

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant...............................   134
Item 11.  Executive Compensation...........................................................   134
Item 12.  Security Ownership of Certain Beneficial Owners and Management...................   134
Item 13.  Certain Relationships and Related Transactions...................................   134

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................   135

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Northeast Federal Corp. (the Company), a Delaware corporation incorporated in January 1990, is a unitary savings association holding company engaged in the financial services industry through its wholly-owned subsidiary, Northeast Savings, F.A. (Northeast Savings or the Association). Northeast Savings, one of the largest thrift institutions based in New England with total assets of $3.3 billion at December 31, 1994, is a federally-chartered savings and loan association headquartered in Hartford, Connecticut with 33 retail branch offices in Connecticut, Massachusetts, and New York. Through these retail branch offices, Northeast Savings offers a wide range of mortgage loan and deposit products. In addition, Northeast Savings operates a residential mortgage loan origination office in Connecticut. The financial statements and the related information included in this document reflect the consolidated balances of Northeast Federal Corp. and its subsidiaries.

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

The Association's primary source of income is the net interest income generated through raising deposits from the general public and investing those deposits in residential mortgage loans. Additional sources of revenue are the interest earned on securities and the fees earned in connection with loans, deposits and other banking services. Other expenses besides the interest incurred on deposits and other borrowed funds, are the provision for loan losses and other non-interest expenses including general and administrative expenses, deposit insurance expense, and the expenses on foreclosed real estate.

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

These acquisitions were Federal Savings and Loan Insurance Corporation (FSLIC)- assisted supervisory mergers induced by the Federal Home Loan Bank Board (FHLBB). As an integral part of the Freedom Federal acquisition, the FSLIC purchased a $50,000,000 income capital certificate from the Association. In exchange for the Association's agreement to acquire these troubled institutions, the FSLIC and the FHLBB also agreed that the Association could account for the mergers under the purchase method of accounting and that the resultant supervisory goodwill would be included in regulatory capital.

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

On July 6, 1990, at a Special Meeting of Stockholders, the holders of voting stock of Northeast Savings approved a Plan of Reorganization whereby Northeast Savings became the wholly-owned subsidiary of a Delaware holding company, Northeast Federal Corp. Under the reorganization plan, Northeast Savings' capital stock was exchanged for capital stock of Northeast Federal Corp. and the capital of Northeast Federal Corp. was downstreamed to Northeast Savings in the form of common stock which qualified as core capital. As a result, on July 6, 1990, Northeast Savings came into compliance with all of the then-applicable Office of Thrift Supervision (OTS) capital requirements. Since that time, Northeast Savings has remained in compliance with all current capital requirements and, as of June 30, 1994, met the definition of a well-capitalized thrift.

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

In conjunction with the Rhode Island acquisition, the Company repurchased from the FSLIC Resolution Fund (FRF) the Company's adjustable rate preferred stock for $28.0 million in cash and $7.0 million of the Company's 9% Sinking Fund Uncertificated Debentures, due 2012 (the 9% Debentures) for a total fair value of $32.5 million. The 9% Debentures had a fair value of $4.5 million, based on the value attributable to those debentures by the FRF, as determined by its investment banker. The cash used for the repurchase of the adjustable rate preferred stock was obtained by the sale of $28.95 million of 9% Debentures to the receivers for the Rhode Island institutions, who distributed those 9% Debentures to certain depositors in those institutions in partial settlement of their claims against the receiverships. Also, the Company issued and sold 351,700 shares of a new class of preferred stock, its $8.50 Cumulative Preferred Stock, Series B, (the Series B preferred stock) plus warrants to purchase an aggregate of 800,000 shares of the Company's common stock to the Rhode Island Depositors Economic Protection Corporation (DEPCO) for $35.17 million. The net proceeds from the sale of the Series B preferred stock were used by the Company to increase the equity capital of the Association. On December 9, 1994, DEPCO exercised its warrants, which generated net proceeds of $2.4 million to the Company.

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

In a series of transactions completed during the first and second quarters of 1994, Northeast Savings sold virtually all of its adjustable rate single-family loans secured by California properties as well as virtually all of its foreclosed real estate in California. These transactions reduced the level of the Company's exposure to the California real estate market to 6% of the total loan portfolio at December 31, 1994 from 47% of the total loan portfolio at December 31, 1993. In a series of transactions during April and May 1994, Northeast Savings sold virtually all of its foreclosed properties in California, in addition to certain other foreclosed properties. These transactions, which were fully reserved for during the first fiscal quarter, helped to reduce the Company's non-performing assets to $42.5 million at December 31, 1994 compared to $142.4 million at December 31, 1993.

In June 1994, Shawmut National Corp. acquired ten branches of Northeast Savings. Five of the branches were in eastern Massachusetts, while the remaining five were in Rhode Island. At the time of sale, deposits in these branches totaled approximately $410.8 million. In July and August 1994, the Company also sold its four San Diego, California branches and its single branch on Cape Cod, with total deposits of $102.0 million among the five branches.

On June 11, 1994, Northeast Federal signed a definitive agreement for its acquisition by Shawmut National Corporation (Shawmut) through a merger of Northeast Federal and a subsidiary of Shawmut. Shawmut and Northeast filed all applications for regulatory approval of the merger during the quarter ended December 31, 1994. Certain approvals have been received and other applications remain pending. The Company has established a record date of February 10, 1995 and scheduled a special stockholders meeting on March 17, 1995 to vote on the agreement and plan of merger. Shareholders of record as of February 10, 1995 will be eligible to vote. On February 1, 1995, Fleet Financial Group (Fleet) and Shawmut signed a definitive agreement for a strategic merger. Fleet has indicated that the merger is expected to be completed in the fourth quarter of 1995 and is subject to approval by federal and state bank regulators and the shareholders of both companies.

SUPERVISORY GOODWILL. Management believes that, based on the Association's constitutional rights and legal rights under its 1982 contracts with the FSLIC and the FHLBB, the supervisory goodwill generated by the 1982 acquisitions was includable for purposes of all regulatory capital requirements. However, as discussed in the Regulations section, current regulatory capital requirements of the OTS, the successor agency to the FHLBB, exclude supervisory goodwill from regulatory capital to the extent that such supervisory goodwill is in excess of a specified allowed amount, which was initially 1.5% of tangible assets but which declined to zero after December 31, 1994.

As a result of the impact of the OTS regulations on its regulatory capital position, Northeast Savings asserted its constitutional rights and its contractual rights to the inclusion in capital of the then remaining balance of the supervisory goodwill in a suit filed on December 9, 1989 in the United States District Court for the District of Columbia (the district court). On July 16, 1991, the district court dismissed the lawsuit, ruling that it lacked jurisdiction over the action, but that Northeast Savings could bring a damages action against the government in the United States Claims Court. On July 8, 1992, the Association moved to voluntarily dismiss its appeal of the district court's decision. The United States Court of Appeals for the District of Columbia Circuit granted the Association's motion on July 9, 1992. On August 12, 1992, Northeast Savings refiled its action in the United States Claims Court. (Note that, effective October 29, 1992, the United States Claims Court was renamed the United States Court of Federal Claims.) The complaint is discussed further in Item 3: Legal Proceedings.

Subsequent to the initial complaint filed in 1989, the Association has recorded two significant reductions in the value of its supervisory goodwill. The first reduction of $109.4 million took place in the year ended March 31, 1990 and the second reduction occurred in September 1992. The reduction in supervisory goodwill should not affect the Association's claim, described above, pending in the United States Court of Federal Claims. The Association's remaining supervisory goodwill was eliminated in the quarter ended December 31, 1992 as a result of normal amortization and the utilization of net operating loss carryforwards.

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

Northeast Savings' operations, like those of other financial institutions, are significantly influenced by general economic conditions. Deposit flows and the cost of funds to the Association are influenced by interest rates on competing investments and the general level of market interest rates. The Association's loan volume, loan yields, and loan prepayments are also impacted by market interest rates on loans and other factors which affect the supply of and demand for housing and the availability of funds. In the past several years, a weak economy and real estate market have impacted the ability of borrowers to repay their loans which, in turn, affects the Association's overall level of nonperforming assets. Northeast Savings' operations are further influenced by the policies and regulations of financial institution regulatory authorities such as the Board of Governors of the Federal Reserve System (Federal Reserve Board), the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), and the OTS, and by the other monetary, fiscal, legislative, and regulatory policies of the United States government and various state governments.

The recently enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) authorizes (1) interstate acquisitions of banks by bank holding companies without geographic limitation beginning September 29, 1995, (2) interstate mergers between insured banks with different home states, subject to the ability of states to opt-out, and (3) any state to enact laws permitting de novo branching by banks with a home state other than such state. Specifically, beginning June 1, 1997, a bank may merge with a bank with a different home state so long as neither of the home states have opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. Once a bank has established branches in a state through an interstate merger transaction, such bank may establish and acquire additional branches at any location in that state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable Federal or state law. The Interstate Act further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in that state, either through an acquisition or de novo.

The Association is subject to the supervision and regulation of the OTS and, secondarily, the FDIC. During the year ended December 31, 1994, the Company and the Association were examined by the OTS. Management believes that this examination was routine in nature and part of the normal supervisory examination process. Management is not aware of any current directive by either the OTS or the FDIC, specific to Northeast Federal Corp. or Northeast Savings that, if implemented, would have a significant material effect on the Company's liquidity, capital resources, or operations. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) which is administered by the FDIC, the successor agency to the FSLIC. Northeast Savings is further subject to regulations of the Federal Reserve Board with respect to reserves required to be maintained against deposits and certain other matters. For further discussion, see the Regulations section.

The Association underwent an OTS consumer compliance examination as of September 28, 1992. The OTS has a specialized group of examiners that focuses on consumer regulations, including non-discrimination regulations, such as the Equal Credit Opportunity Act and the Home Mortgage Disclosure Act; the Truth-in-Lending Act and the Bank Secrecy Act. The consumer compliance examination revealed no significant items of concern.

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

LENDING ACTIVITIES

Northeast Savings' primary business is receiving deposits from the public and investing those funds in single-family residential mortgage loans. Prior to fiscal year 1989, Northeast Savings substantially increased its total assets primarily through the purchase of mortgage-backed securities and investment securities in the secondary markets. However, in October 1988, under the direction of a new chairman and chief executive officer, Northeast Savings announced its intention to return to more traditional thrift activities and de-emphasize its wholesale activities. Northeast Savings also announced it would substantially stop the growth in its balance sheet and more fully utilize its retail branch network as a low cost delivery system for deposit gathering and single-family residential mortgage loan origination. A singularly important element of this strategy was the strengthening of Northeast Savings' residential mortgage loan origination network within its then-existing three-state branch market as well as the expansion into selected geographic markets. Currently, Northeast Savings originates its residential mortgage loans through its three-state branch system and its residential mortgage loan origination office in Connecticut. Previously, Northeast Savings also operated loan origination offices in California, Colorado and Oregon. The Oregon office was closed in September 1993 and the other two offices were closed in February 1994.

Northeast Savings' primary lending activities consist of originating single-family residential mortgage loans; single-family residential related loans, such as equity loans and lines of credit; and residential construction loans, and, to a small extent, consumer loans such as checking account overdraft protection, and loans collateralized by deposit accounts, and income property loans secured by commercial real estate and/or guaranteed by the United States Small Business Administration (SBA). Northeast Savings' lending objective is to meet its customers' needs while managing the amount of credit and interest rate risk exposure in its loan portfolio. To accomplish this goal, significant attention is directed toward designing appropriate types of loans to be offered and the proper pricing of each type of loan.

Northeast Savings reviews its loan volume capacity as compared with its asset growth projection, desired level of net interest margin, and capital ratios on a regular basis. Loans originated with the intention to sell are carried at the lower of cost or fair value.

SINGLE-FAMILY RESIDENTIAL MORTGAGE LOANS. Single-family residential first mortgage loans were $843.5 million or 88.5% of Northeast Savings' total loan portfolio at December 31, 1994 and included $4.8 million in the available-for-sale portfolio which is carried at the lower of cost or fair value. The following table shows the geographic distribution of the Association's single-family residential mortgage loan portfolio at the dates indicated:

                                        December 31,                                March 31,
                 ------------------------------------------------------------  -------------------
                         1994                1993                1992                 1992
                 ------------------- ------------------  --------------------  -------------------
                                              (Dollars in Thousands)
Connecticut....  $ 239,379    28.38% $  260,947  14.14%   $  276,429     12.55%  $  283,379   12.72%
New York.......    203,283    24.10     221,067  11.98       236,224     10.72      263,682   11.83
Massachusetts..    149,862    17.77     158,968   8.61       144,727      6.57      177,649    7.98
California.....     40,854     4.84     903,540  48.95     1,228,381     55.76    1,142,906   51.29
Florida........     36,613     4.34      42,745   2.32        54,338      2.47       63,053    2.83
New Jersey.....     16,338     1.94      56,915   3.08        71,443      3.24       83,550    3.75
Other..........    157,148    18.63     201,608  10.92       191,432      8.69      213,962    9.60
                  --------   ------   ---------  ------    ---------    ------    ---------  ------
  Total........  $ 843,477   100.00% $1,845,790 100.00%   $2,202,974    100.00%  $2,228,181  100.00%
                  ========   =======  =========  ======    ==========   ======    =========  ======

The Association offers a variety of adjustable rate residential mortgage loan products, all of which conform to secondary mortgage market requirements. The Association's primary adjustable rate product is a one-year adjustable rate loan, which is tied to the Weekly Average Yield on U.S. Treasury Securities adjusted to a constant maturity of one year (One-Year Treasury Constant Maturity Index). Payments and interest rates change annually with an interest rate cap of 2%. Northeast Savings also offers a selection of fixed rate mortgage loans. Generally, both adjustable and fixed rate loans originated by the Association are based on product and underwriting standards such that the loans may be sold or securitized in the secondary mortgage market.

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

Northeast Savings also originates 10, 15, 20, 25, and 30 year, conforming and non-conforming, fully amortizing fixed rate residential mortgage loans, some of which are sold in the secondary mortgage market as whole loans or, with conforming loans, in the form of securities issued by the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association
(FNMA). Single-family residential conforming loans are those loans which are equal to or less than FNMA or FHLMC loan limits, which was $203,150 as of January 1, 1994. Generally, when conforming loans are sold to FHLMC or FNMA, Northeast Savings collects fees for continuing to service the loans. In addition, the Association originates loans for private investors based on their product and underwriting standards and sells these loans to the investors, servicing released. All residential mortgage loans originated by the Association contain due-on-sale clauses which provide that the Association may, subject to certain regulatory restrictions, declare the unpaid principal amount due and payable upon the resale of the mortgaged property.

The Association also originates a variety of other single-family residential mortgage loan products including loans with fixed interest rates for the first three or five years after origination which convert to adjustable rate mortgages at the end of the fixed rate period. The adjustable rates are generally tied to the One-Year Treasury Constant Maturity Index.

Originations of single-family residential mortgage loans by product type and by geographic area during the year ended December 31, 1994 were as follows:

                                                                                                                        Percent of
                                      California  Connecticut  New York  Massachusetts  Colorado     Other     Total   Originations
                                      ----------  -----------  --------  -------------  --------    -------   -------  ------------
                                                                           (Dollars in Thousands)
Adjustable rate loans:
  One-Year Treasury Constant Maturity.  $ 2,096     $27,172     $10,007      $13,948     $ 1,582    $  698    $ 55,503    36.39%
Other adjustable......................    5,851         585       2,043          644       1,940       180      11,243     7.37
10 and 15 year fixed rate loans.......    1,223       5,236       7,744        6,442       2,869     1,384      24,898    16.32
30 year and other fixed rate loans....    3,464      22,840      13,360       14,452       4,836     1,945      60,897    39.92
                                        -------     -------     -------      -------     -------    ------    --------   ------
    Total.............................  $12,634     $55,833     $33,154      $35,486     $11,227    $4,207    $152,541   100.00%
                                        =======     =======     =======      =======     =======    ======    ========   ======

Northeast Savings' single-family residential loan portfolio at December 31, 1994 by product type and geographic area is as follows:

                                         California  Connecticut  New York  Massachusetts  New Jersey     Other       Total
                                         ----------  -----------  --------  -------------  ----------   ---------   ---------
                                                                              (In Thousands)

One-year adjustable rate loans:
  One-Year Treasury Constant Maturity...   $21,007    $160,695    $106,587     $113,337      $14,225     $140,924    $556,775
Six-month adjustable rate loans:
  One-Year Treasury Constant Maturity...       669      40,259      39,361        1,798          448        3,392      85,927
  Six-Month Cost of Funds...............     2,207       1,298          -            -            -            -        3,505
Other adjustable........................    11,251      15,073      20,796       11,072          165       33,243      91,600
10 and 15 year fixed rate loans.........       367      13,297      18,935       13,700          161        4,479      50,939
30 year and other fixed rate loans......     5,353       8,757      17,604        9,955        1,339       11,723      54,731
                                           -------    --------    --------     --------      -------     --------    --------
    Total...............................   $40,854    $239,379    $203,283     $149,862      $16,338     $193,761    $843,477
                                           =======    ========    ========     ========      =======     ========    ========

Included in the single-family residential loan portfolio are $183.9 million of loans which were purchased prior to 1991 in the secondary market and are serviced by FNMA/FHLMC approved servicers. At the time of purchase, the underwriting guidelines for purchased loans met or exceeded the credit standards established by the Board of Directors. Purchased loans cannot exceed $600,000 and loan-to-value ratios cannot exceed 80% without acceptable private mortgage insurance. Properties collateralizing purchased loans are geographically dispersed to limit the Association's exposure to unfavorable economic changes in any one area of the country.

Under policies adopted by its Board of Directors, Northeast Savings limits the loan-to-value ratio to 80% on single-family residential mortgage loans, and, with private mortgage insurance, up to 95% on adjustable and fixed rate single-family residential mortgage loans. The loan-to-value ratio limit is increased to 97% on certain community lending fixed rate single-family residential loans. In certain geographic areas of the country, Northeast Savings has limited the loan-to-value ratio to even less than 80%. Beginning in 1994, the Association's policies allowed originations of certain community lending fixed rate single-family residential mortgage loans with loan-to-value ratios greater than 80% without private mortgage insurance. Such loans are on an exception basis only and require the approval of the Chairman of the Board or the President.

The following table shows certain information with respect to the original loan-to-value ratios of single-family residential loans originated during the periods indicated:

                                      For the Years                    For nine Months              For the Years
                                    Ended December 31,                Ended December 31,           Ended March 31,
                        ----------------------------------------    ----------------------    --------------------------
                                1994                 1993                    1992                1992           1991
                        -------------------    -----------------    ----------------------    -----------     ----------
                                                       (Percent of Loans Funded)
Greater than 90%.......         1.46%                   .26%                 .09%                 .08%          .30%
85% - 90%..............          .50                    .34                  .02                  .05           .11
80% - 85%..............           -                     .40                  .15                  .13           .35
75% - 80%..............        50.18                  25.76                30.71                23.44          9.04
70% - 75%..............        12.39                  32.54                28.20                26.13         58.49
65% - 70%..............         9.62                  10.64                10.29                14.27         13.10
60% - 65%..............        11.58                   7.81                 7.21                 8.92          6.12
Under 60%..............        14.27                  22.25                23.33                26.98         12.49
                              ------                 ------               ------               ------        ------
                              100.00%                100.00%              100.00%              100.00%       100.00%
                              ======                 ======               ======               ======        ======

The following table shows originations of single-family residential loans during the year ended December 31, 1994 by state and by original loan-to-value ratios:

                                                                                                     Percent of
                    California  Connecticut  New York  Massachusetts  Colorado   Other    Total     Originations
                   ------------ -----------  --------  -------------  --------  -------  -------   --------------
                                                     (Dollars in Thousands)
 Greater than 90%     $      -     $    967   $   904       $    362   $     -  $     -  $  2,233           1.46%
    85% - 90%              508            -       133            125         -        -       766            .50
    80% - 85%                -            -         -              -         -        -         -              -
    75% - 80%            4,699       35,453    13,684         17,314     3,986    1,414    76,550          50.18
    70% - 75%            2,125        5,321     4,985          4,612     1,164      696    18,903          12.39
    65% - 70%            1,736        3,788     3,427          3,497     1,878      344    14,670           9.62
    60% - 65%            1,399        9,017     3,197          2,507     1,194      341    17,655          11.58
    under 60%            2,167        1,287     6,824          7,069     3,005    1,412    21,764          14.27
                       -------      -------   -------        -------   -------   ------   -------         ------
                      $ 12,634     $ 55,833   $33,154       $ 35,486   $11,227  $ 4,207  $152,541         100.00%
                       =======      =======   =======        =======   =======   ======   =======         ======

The following table presents the Association's single-family residential loans, which are both originated and serviced by the Association, by state at December 31, 1994 based on original loan-to-value ratios:


                                                                        New
                    California  Connecticut  New York  Massachusetts   Jersey   Other      Total    Percent
                   ------------ -----------  --------  -------------  -------- -------   ---------  -------
                                                  (Dollars in Thousands)
 Greater than 90%     $     -      $  7,945  $  6,593       $  3,565  $    -   $  6,708  $  24,811     3.81%
    85% - 90%              560       30,977    11,846         17,778      332    14,917     76,410    11.75
    80% - 85%               -         6,813     4,849          4,458      198     1,834     18,152     2.79
    75% - 80%            5,643       81,213    52,292         35,471    1,513    24,337    200,469    30.82
    70% - 75%            5,121       28,738    31,782         17,587      734    20,107    104,069    16.00
    65% - 70%              266       22,241    20,878         13,458       54     8,657     65,554    10.08
    60% - 65%            1,867        9,916    18,080          7,865       46     6,727     44,501     6.84
    under 60%              232       39,191    39,843         25,628      890    10,675    116,459    17.91
                       -------      -------   -------        -------   ------   -------   --------   ------
                      $ 13,689     $227,034  $186,163       $125,810  $ 3,767  $ 93,962  $ 650,425   100.00%
                       =======      =======   =======        =======   ======   =======   ========   ======

The remaining $193.1 million in the Association's single-family residential loan portfolio consists primarily of purchased loans for which the above breakdown is not available. Of the $119.4 million of single-family residential loans with an original loan-to-value ratio of 80% or greater, $102.3 million are covered by private mortgage insurance which effectively reduces the loan to value ratio to under 80%.

The Association originates, reviews, and approves loans in accordance with written, nondiscriminatory underwriting guidelines established by the Board of Directors and requires property appraisals on all real estate loans. Pursuant to federal regulations, Northeast Savings has developed and adopted a written appraisal policy that meets certain minimum standards, including guidelines pertaining to the hiring of the Senior Appraisal Officer, and the use of other independent fee appraisers. Licensed or certified independent fee appraisers must be approved by the Senior Appraisal Officer and reviewed and affirmed by the Board of Directors and all appraisals must meet FNMA/FHLMC or secondary market guidelines. Detailed loan applications and credit reports are obtained to determine the borrower's ability to repay and the significant items on the applications are verified through the use of financial statements and deposit and employment verifications. Since the beginning of calendar year 1992, the Association has required full or standardized documentation on all portfolio loans. Northeast Savings requires borrowers to maintain fire and casualty insurance for the lesser of the amount of the mortgage or 100% of the value of the property improvements.

CONSUMER LOANS. Federal laws and regulations permit federally-chartered savings institutions to make secured and unsecured consumer loans of up to 35% of the institution's total assets. In addition, federally-chartered savings institutions have lending authority above the 35% limit for certain consumer loans such as home equity loans. In the past several years, Northeast Savings' consumer lending activities have been directed almost exclusively towards loans associated with deposit products, such as loans collateralized by deposit accounts and overdraft protection on checking accounts. However, beginning in late 1993, the Association also began offering equity lines of credit. The equity lines of credit provide for an interest rate that is 1 1/2% above the Wall Street Journal prime rate with a corresponding maximum lifetime interest
- -------------------
rate cap of 14.9%. The rate is adjusted monthly, based on changes in the index. During 1994, Northeast offered two special rate programs; the first program ended July 31, 1994 and provided an interest rate equal to the Wall Street
                                                               -----------
Journal prime rate for a period ending April 1995.  The second program, which
- -------
ended December 31, 1994, provided an interest rate equal to the Wall Street
                                                                -----------
Journal prime rate for a period of one year.  The equity line of credit remains
- -------
open with a revolving feature for ten years and requires the payment of interest only during that time, after which the principal balance fully amortizes over a twenty year period. The maximum amount on these loans is $100,000 and the maximum combined loan-to-value ratio is 80%. In addition, the Association originates a small number of fixed rate, closed-end equity loans. The maximum amount on the fixed rate equity loans is also $100,000 and the maximum combined loan-to-value ratio is 80%.

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

Consumer loans are approved in accordance with written, non-discriminatory underwriting guidelines established by the Board of Directors. Consumer loans were $38.5 million or 4.0% of the total loan portfolio at December 31, 1994. Consumer loans at December 31, 1994 included $15.8 million in equity credit lines, $14.1 million in fixed rate equity loans, $5.6 million in loans secured by deposit accounts, and $1.8 million in overdraft protection loans.

INCOME PROPERTY LOANS. At December 31, 1994, the income property loan portfolio totaled $75.8 million or 8.0% of total loans. Approximately 89.2% of Northeast Savings' income property loans are located within its primary market areas of New York, Massachusetts, and Connecticut. Of the total income property loan portfolio, $1.2 million or approximately 1.2%, was classified as non-accrual at December 31, 1994. Income property loans are collateralized by the underlying real estate, may be supported by additional personal guarantees, and conform to all federal regulations. Income property loans are limited to 400% of an institution's capital.

Northeast Savings offers loans secured by owner occupied commercial real estate to established and expanding businesses. Such loans are generally guaranteed by the SBA. Origination of these loans is consistent with the objectives of the CRA. The Association also offers full-recourse loans to experienced, substantial real estate owners. Such loans are secured by first mortgages generally on newer commercial properties in desirable locations which have demonstrated stable and adequate cash flows from acceptable leases to service the loan payments.

SINGLE-FAMILY RESIDENTIAL CONSTRUCTION LOANS. At December 31, 1994, the single-family residential construction loan portfolio totaled $20.8 million or 2.2% of total loans. The amount disbursed on these loans at December 31, 1994 was $8.6 million of which $3.4 million was disbursed to consumers. Northeast Savings offers single-family residential construction loans to stable developers and consumers, since the construction of single-family residences is so closely tied to the Association's primary lending activity. Specific loan structure and pricing on single-family residential construction loans are consistent with Association objectives. There were no single-family residential construction loans classified as non-accrual or delinquent at December 31, 1994. During the year ended December 31, 1994, the Association originated $25.7 million in single-family residential construction loans.

The composition of Northeast Savings' loan portfolio is set forth in the following table at the dates indicated:

                                                       December 31,
                                -----------------------------------------------------------
                                      1994                 1993                 1992
                                -----------------   ------------------   ------------------
                                                    (Dollars in Thousands)

Single-family residential
    real estate loans:
  Adjustable rate............. $  736,603  77.32%   $1,695,527  88.20%   $2,073,986  89.74%
  Fixed rate..................    102,062  10.71       104,187   5.42        96,751   4.19
  Available-for-sale..........      4,812*   .51        46,076   2.40        32,237   1.39
                                --------- -------    --------- -------    --------- -------

    Total single-family
      residential real
      estate loans............    843,477  88.54     1,845,790  96.02     2,202,974  95.32
                                --------- -------    --------- -------    --------- -------

Consumer loans:
  Equity loans................     14,122   1.48        15,507    .81        26,434   1.14
  Collateralized by
    deposits..................      5,553    .58         8,709    .45         9,633    .42
  Equity lines of credit......     15,753   1.66         5,886    .31         6,942    .30
  Overdraft protection........      1,786    .19         2,110    .11         2,435    .11
  Other ......................      1,288    .13         2,467    .13         2,917    .12
                                --------- -------    --------- -------    --------- -------

    Total consumer loans......     38,502   4.04        34,679   1.81        48,361   2.09
                                --------- -------    --------- -------    --------- -------

Residential construction loans     20,805   2.18        10,138   0.52         9,158   0.40
                                --------- -------    --------- -------    --------- -------

Income property loans.........     75,835   7.97        69 223   3.60        81,654   3.53
                                --------- -------    --------- -------    --------- -------

Total loans, gross............    978,619 102.72     1,959,830 101.95     2,342,147 101.34
                                --------- -------    --------- -------    --------- -------

Less:
  Allowance for loan losses...     11,746   1.23        28,271   1.47        21,020    .91
  Undisbursed portion of
    loans in process..........     11,990   1.26         6,097    .32         4,779    .21
  Unearned discounts..........      2,191    .23         2,822    .15         3,625    .15
  Deferred origination (costs)
    fees, net.................        (22)    -            383    .01         1,613    .07
                                --------- -------    --------- -------    --------- -------
                                   25,905   2.72        37,573   1.95        31,037   1.34
                                --------- -------    --------- -------    --------- -------
                               $  952,714 100.00%   $1,922,257 100.00%   $2,311,110 100.00%
                                ========= =======    ========= =======    ========= =======

                                                  March 31,
                                  ---------------------------------------
                                         1992                 1991
                                  ------------------   ------------------
                                         (Dollars in Thousands)
Single-family residential
    real estate loans:
  Adjustable rate.............    $2,027,606  85.75%   $2,197,358  84.96%
  Fixed rate..................       135,868   5.75       175,224   6.77
  Available-for-sale..........        64,707   2.74        21,157    .82
                                   --------- -------    --------- -------

    Total single-family
      residential real
      estate loans............     2,228,181  94.24     2,393,739  92.55
                                   --------- -------    --------- -------

Consumer loans:
  Equity loans................        38,104   1.61        55,600   2.15
  Collateralized by
    deposits..................        10,083    .43        12,308    .48
  Equity lines of credit......         7,567    .32         8,277    .32
  Overdraft protection........         2,645    .11         3,051    .12
  Other ......................         4,645    .20         8,782    .34
                                   --------- -------    --------- -------

    Total consumer loans......        63,044   2.67        88,018   3.41
                                   --------- -------    --------- -------

Residential construction loans         6,731   0.28            -      -
                                   --------- -------    --------- -------

Income property loans.........        93,415   3.95       127,298   4.92
                                   --------- -------    --------- -------

Total loans, gross............     2,391,371 101.14     2,609,055 100.88
                                   --------- -------    --------- -------

Less:
  Allowance for loan losses...        17,084    .72        14,305    .55
  Undisbursed portion of
    loans in process..........         3,734    .16            -      -
  Unearned discounts..........         5,055    .21         7,609    .30
  Deferred origination (costs)
    fees, net.................         1,055    .05           746    .03
                                   --------- -------    --------- -------
                                      26,928   1.14        22,660    .88
                                   --------- -------    --------- -------
                                  $2,364,443 100.00%   $2,586,395 100.00%
                                   ========= =======    ========= =======

* Available-for-sale loans include $3.6 million of fixed rate loans and $1.2 million of adjustable rate loans.

The table below shows the geographic distribution of the Association's gross loans at the dates indicated:

                                              December 31,                                    March 31,
                   -----------------------------------------------------------------    -------------------
                           1994                   1993                   1992                   1992
                   -------------------    -------------------    -------------------    -------------------
                                                     (Dollars in Thousands)
Connecticut.....   $  279,286   28.54%    $  287,011   14.64%    $  304,871   13.02%    $  313,354   13.10%
New York........      249,998   25.55        261,415   13.34        288,802   12.33        328,628   13.74
Massachusetts...      169,256   17.29        178,606    9.11        168,658    7.20        206,604    8.64
California......       57,372    5.86        921,218   47.01      1,243,905   53.11      1,160,523   48.53
Florida.........       36,857    3.77         43,108    2.20         54,793    2.34         63,759    2.67
New Jersey......       16,507    1.69         57,223    2.92         71,686    3.06         83,898    3.51
Other...........      169,343   17.30        211,249   10.78        209,432    8.94        234,605    9.81
                    ---------  ------      ---------  ------      ---------  ------      ---------  ------
     Total......   $  978,619  100.00%    $1,959,830  100.00%    $2,342,147  100.00%    $2,391,371  100.00%
                    =========  ======      =========  ======      =========  ======      =========  ======

The following table shows the composition of Northeast Savings' gross portfolio of loans by state and loan type at December 31, 1994:


                 Single-Family
                  Residential             Residential    Income              Percent of
                  Real Estate   Consumer  Construction  Property    Total     Portfolio
                 -------------  --------  ------------  --------  ---------  -----------
                                         (Dollars in Thousands)
Connecticut....       $239,379   $ 6,523       $13,661   $19,723   $279,286     28.54%
New York.......        203,283    22,310         6,096    18,309    249,998     25.55
Massachusetts..        149,862     6,731           105    12,558    169,256     17.29
California.....         40,854       726             -    15,792     57,372      5.86
Florida........         36,613       244             -         -     36,857      3.77
New Jersey.....         16,338       169             -         -     16,507      1.69
Other..........        157,148     1,799           943     9,453    169,343     17.30
                       -------    ------        ------    ------    -------    ------
                      $843,477   $38,502       $20,805   $75,835   $978,619    100.00%
                       =======    ======        ======    ======    =======    ======

The following table shows changes in Northeast Savings' loan portfolio for the periods indicated:


                                                                                  For the Nine Months     For the Years
                                            For the Years Ended December 31,      Ended December 31,      Ended March 31,
                                        ----------------------------------------  -------------------  ---------------------
                                               1994                 1993                1992             1992         1991
                                        ------------------  --------------------  -------------------  ---------------------
                                                                          (In Thousands)
Loans originated:
  Single-family residential real estate:
    Adjustable rate....................       $  58,833         $ 460,184            $ 449,074        $ 288,463    $ 719,237
    Fixed rate.........................          21,946            33,181                1,632               -            -
    Available-for-sale.................          71,762           241,099              141,848          154,026       48,782
  Consumer.............................          29,425            16,095               14,657           22,920       39,237
  Residential construction.............          25,717             7,533                7,017            8,708           -
  Income property......................          15,577               500                   -               494       14,046
                                              ---------         ---------            ---------        ---------    ---------
      Total originations...............         223,260           758,592              614,228          474,611      821,302
                                              ---------         ---------            ---------        ---------    ---------

Loans purchased:
  Single-family residential real estate:          4,614(1)             -                    60              909(11)       -
  Available-for-sale ..................           3,445(2)          3,850(2)             6,549           12,671        9,073
  Consumer.............................              -                 -                    25              813(12)       -
  Income property......................              -                104(6)                -                -            -
                                              ---------         ---------            ---------        ---------    ---------

      Total purchases..................           8,059             3,954                6,634           14,393        9,073
                                              ---------         ---------            ---------        ---------    ---------
Loans securitized......................        ( 20,372)         (376,551)             ( 2,564)         (14,504)    (365,643)
                                              ---------         ---------            ---------        ---------    ---------

Loans sold:
  Single-family residential real estate:
    Adjustable rate....................        (845,331)(3)       (41,370)(7)               -                -       (26,662)
    Fixed rate.........................            (573)             (124)(8)           (7,488)(10)         (70)      (9,237)
    Available-for-sale.................        (108,245)         (229,850)            (183,955)        (133,429)    (262,194)
  Consumer.............................          (1,805)(4)            -                    -                -       (12,966)
  Income property......................              -             (6,004)(9)               -           (18,111)          -
                                              ---------         ---------            ---------        ---------    ---------
      Total sales......................        (955,954)         (277,348)            (191,443)        (151,610)    (311,059)
                                              ---------         ---------            ---------        ---------    ---------

Principal repayments and prepayments...        (218,994)         (416,725)            (398,342)        (476,110)    (421,701)
Foreclosures...........................         (17,210)          (74,239)             (77,737)         (64,464)     (23,971)
Decrease (increase) in deferred
 origination fees......................             405             1,230                 (558)            (290)         (95)
Decrease  in unearned discounts........             631               803                1,430            2,535        5,275
Increase in undisbursed portion of
 loans in process......................          (5,893)           (1,318)              (1,045)          (3,734)          -
Decrease (increase) in allowance for
  loan losses..........................          16,525(5)         (7,251)              (3,936)          (2,779)      (2,403)
                                              ---------         ---------            ---------        ---------    ---------
Decrease in total loans, net...........       $(969,543)        $(388,853)           $( 53,333)       $(221,952)   $(289,222)
                                              =========         =========            =========        =========    =========


(1) Purchase of an additional portion of a loan participation in which the Association was already a co-participant.
(2) Loans repurchased from prior sales. Such loans were adjustable rate loans which were convertible into fixed rate loans. Upon conversion, the Association was required to repurchase the loans.
(3) Consists primarily of loans collateralized by California properties which were sold in March 1994.
(4) Loans sold as part of branch sales and consist primarily of loans collateralized by deposit accounts.
(5) Decrease is mainly due to the reduction in the allowance from the loan sales.
(6) Consists of a purchase from the RTC of a portion of a loan participation in which the Association was already a co-participant.
(7) Consists primarily of loans which were securitized and simultaneously sold. In addition, $7.4 million resulted from the sale of California adjustable rate mortgages.
(8) Sale of a loan participation to the servicer at the request of the servicer in order to facilitate a pool sale.
(9) Sale of an income property participation loan in which the lead lender elected to repurchase the Association's share of the loan.
(10) Represents a whole loan participation which was serviced by another financial institution. This participation was sold because of management's concerns over the creditworthiness of that servicer.
(11) Loans repurchased from prior sales due to documentation deficiencies.
(12) Acquired as part of the acquisitions of Financial of Hartford, ComFed, and FarWest from the RTC and consists primarily of loans collateralized by deposit accounts.

Scheduled fixed rate and adjustable rate loan maturities of the Association's gross loan portfolio at December 31, 1994 are as follows. Actual maturities may be significantly shorter due to market conditions on interest rates.

                                            Over One  Over Two  Over Three  Over Five   Over Ten
                               Within One    to Two   to Three   to Five     to Ten    to Fifteen  Over Fifteen
                                  Year        Years    Years      Years       Years      Years         Years      Total
                             --------------  -------  --------  ----------  ---------  ----------  ------------  --------
                                                                     (In Thousands)
Single-family residential
real estate loans:
 Adjustable rate...........     $13,016      $14,119   $15,082     $38,558   $106,941    $145,996   $402,891     $736,603
 Fixed rate................       7,281        7,485     7,447      17,272     30,547      22,810      9,220      102,062
 Available-for-sale........          51           55        59         131        421         603      3,492        4,812

Consumer loans.............       4,834        2,112     1,865       9,353      8,803       5,891      5,644       38,502

Residential construction.         9,221       11,584         -           -          -           -          -       20,805

Income property loans......       3,227        4,597     3,322       6,749     17,871      13,761     26,308       75,835
                                 ------       ------    ------      ------    -------     -------    -------      -------
                                $37,630      $39,952   $27,775     $72,063   $164,583    $189,061   $447,555     $978,619
                                 ======       ======    ======      ======    =======     =======    =======      =======

SALES OF LOANS AND LOAN SERVICING ACTIVITIES. Northeast Savings sells loans primarily in order to manage interest rate risk and to maintain targeted asset growth and capital levels. Factors such as overall loan demand, the level of interest rates, and the relative pricing of mortgage loan products determine the amount of fixed and adjustable rate loans originated for sale. Northeast Savings' portfolio of loans originated for sale totaled $4.8 million and $46.1 million at December 31, 1994 and 1993, respectively.

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

At December 31, 1994 and 1993, purchased mortgage servicing rights and deferred excess servicing, as well as the principal balance of loans serviced for others in connection with those assets, were as follows:

                                                                      December 31,
                           ------------------------------------------------------------------------------------------------
                                                        1994                                         1993
                           --------------------------------------------------   -------------------------------------------
                                                            Asset balance as                  Loans       Asset balance as
                              Asset    Loans serviced for     a percent of       Asset    serviced for      a percent of
                             balance        others           loans serviced     balance       others       loans serviced
                           -----------  ------------------  -----------------   --------  --------------  -----------------
                                                                (Dollars in Thousands)
Purchased mortgage            $1,686      $  124,261            1.36%           $5,794     $  349,906          1.66%
 servicing rights..........
Deferred excess servicing..    3,028         459,034             .66             3,623        501,258           .72
Other loans serviced for           -         905,742               -                 -      1,037,699            -
 others....................   ------      ----------                            ------     ----------
                              $4,714      $1,489,037             .32%           $9,417     $1,888,863           .50%
                              ======      ==========                            ======     ==========

Current capital regulations which limit the inclusion of purchased mortgage servicing rights in regulatory capital are discussed in "Regulations - Regulatory Capital and Other Requirements."

The following table summarizes loans serviced for others, by investor, at the dates indicated:

                                                         December 31,                   March 31,
                                             ----------------------------------  ----------------------
                                                1994        1993        1992        1992        1991
                                             ----------  ----------  ----------  ----------  ----------
                                                                   (In Thousands)

Federal National Mortgage Association......  $  639,573  $  664,029  $  765,682  $  881,506  $  945,779
Federal Home Loan Mortgage Corporation.....     375,606     434,715     460,113     517,532     611,674
Government National Mortgage Association.         1,293     197,219     260,987     302,045     341,895
Housing and Urban Development..............     109,970     112,329     115,229     119,469     117,775
Other Investors............................     362,595     480,571     181,354     235,635     276,916
                                             ----------  ----------  ----------  ----------  ----------
  Total loans serviced for others..........  $1,489,037  $1,888,863  $1,783,365  $2,056,187  $2,294,039
                                             ==========  ==========  ==========  ==========  ==========

The decrease in the loans serviced for the Government National Mortgage Association (GNMA) was mainly due to the sale of servicing rights on $164.2 million of residential loans completed during the fourth quarter of 1994.

Northeast Savings earns an annual servicing fee for servicing loans for others. The servicing fee typically ranges from approximately twenty-five basis points for fixed rate loans to thirty-eight basis points for adjustable rate loans. Fees generated from servicing loans for others are included with non-interest income in the Consolidated Statement of Operations. The following table details fee income earned by the Association on loans serviced for others for the periods indicated. The increase in gross servicing fees in 1994 was due to the Association's servicing of the aforementioned $876.1 million of loans sold in March 1994 for six months during the year. The lower amortization for the year ended December 31, 1994 is due to decreased amortization of excess servicing due to a lower level of prepayments on the loans and mortgage-backed securities serviced by the Company in 1994. Interest losses on payoffs occur because, although a borrower may pay off a mortgage early in the month, the Association must still remit an entire month's interest to the investor.

                                                                               For the Nine
                                                     For the Years Ended       Months Ended       For the Years Ended
                                                         December 31,          December 31,             March 31,
                                                     ----------------------     ------------      ---------------------
                                                         1994       1993           1992              1992       1991
                                                     -----------  ---------     ------------      -----------  --------
                                                                              (In Thousands)


Gross servicing fees......................              $ 8,453     $ 7,326         $ 6,755         $10,030     $10,794
Less:
  Amortization............................               (1,946)     (2,674)       (2,316)           (3,172)     (3,303)
  Adjustment to value due to prepayments..                    -        (993)       (2,407)             (763)        593
  Adjustment to value due to sale of                      2,451          -             -                 -           -
    servicing rights......................
  Interest loss on payoffs................               (1,084)     (1,032)       (1,239)           (1,167)       (813)
                                                        -------     -------       -------           -------     -------
Net servicing fees........................              $ 2,972     $ 2,627       $   793           $ 4,928     $ 7,271
                                                        =======     =======       =======           =======     =======

SECURITIZATION. During the fiscal years ended December 31, 1994 and 1993, the Association securitized residential mortgage loans totaling $20.4 million and $376.6 million, respectively. These securitizations were transacted for a number of reasons. First, the Association needed to enhance its risk-based capital ratios. The high quality of the mortgage-backed securities received in exchange for the mortgage loans require a risk-based capital weighting of only 20% whereas the underlying mortgage loans would have required a risk-based capital weighting of 50%. Second, none of the mortgage-backed securities created have recourse provisions. As a result, these securities mitigate the credit risk inherent in the underlying loans. Third, at times the Association securitizes mortgage loans to balance the diversification of its mortgage loan portfolio, thereby reducing the concentration of loans in any one state or region of the country. And finally, mortgage-backed securities are more readily accepted as collateral for wholesale-type borrowings than whole loans and thus have the effect of enhancing funding flexibility on a cost-effective basis.

ALLOWANCE FOR LOAN LOSSES. As a result of certain credit, appraisal, and underwriting risks and uncertainties, potential credit losses are implicit in the business of originating or investing in single-family residential real estate, consumer, and income property loans. Accordingly, management determines a provision necessary to maintain an allowance for loan losses which it believes is adequate for potential losses at each period end. The evaluation of the loan portfolio for potential losses includes a review on a periodic basis of the financial status and credit standing of certain individual borrowers and/or, an evaluation of available collateral. In addition, management's judgment regarding prevailing and anticipated economic conditions, the impact of those conditions on property values, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to Northeast Savings, the overall loan portfolio quality and the level of loan charge-offs are considered in evaluating the adequacy of the allowance for loan losses. Although management believes that the allowance is adequate, if events or economic conditions change, there can be no assurance that losses, which could be substantial in relation to the size of the allowance, will not be sustained in any given year. Further, no assurance can be given that future increases to the allowance might not result because of the economy for a particular region or the financial difficulties of a particular borrower.

Management has established a monitoring system for its loan portfolio to identify potential problem loans and to permit periodic evaluations of the adequacy of the allowance for loan losses in a timely manner. The loan portfolio is comprised of the following major categories: single-family residential real estate loans, consumer loans, and income property loans. In analyzing these categories, management has established specific monitoring policies and procedures which it believes are suitable for the relative risk profile and other characteristics of the loans within the various portfolios. The Association's single-family residential real estate and consumer loans are relatively homogeneous. Therefore, in general, management reviews its residential and consumer portfolios by analyzing their performance and the composition of their collateral for the portfolios as a whole. Residential loan delinquencies and all residential loans greater than $250,000 and in foreclosure are reviewed monthly by the Board of Directors. Additionally, all loans greater than $1,000,000 which are more than sixty days past due are reviewed quarterly by the Association's Asset Classification Committee (see below). Management regularly monitors the status of each of the loan categories as compared with the total loan portfolio and reviews the corresponding loss experience.

Northeast Savings' monitoring process for the income property portfolio includes an annual review by loan personnel of all loans greater than $100,000, regardless of performance. In addition, on a monthly basis, the Board of Directors and senior management review specific loans and detailed delinquency information, including a review of loans which are less than $100,000 about which management has particular concerns and a review of loans to related parties. As a result of this monitoring process, approximately 91% of the income property loan portfolio is reviewed on a regular basis.

Finally, Northeast Savings has an Asset Classification Committee comprised of senior executive officers which meets quarterly to determine which loans should be classified as Pass, Substandard, Doubtful, or Loss. A brief description of these classifications follows:

   A Pass loan is considered of sufficient quality to preclude an adverse rating. Pass loans generally are well protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

   A loan classified Substandard is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Substandard loans totaled $41.1 million at December 31, 1994.

   Loans classified as Doubtful have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable, based on currently existing facts, conditions, and values. The Association views the Doubtful classification as a temporary category. The Association had no loans classified as Doubtful at December 31, 1994.

   Loans classified as Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific valuation allowance or charge-off is not warranted. A Loss classification does not necessarily mean that a loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing off a basically worthless loan even though partial recovery may occur in the future. The Association had no loans classified as Loss at December 31, 1994.

In addition to the aforementioned procedures, the results of the Asset Classification Committee are reviewed quarterly by the Board of Directors.

The following table presents a reconciliation of the Association's classified loans to its non-accrual loans, restructured loans, and real estate and other assets acquired in settlement of loans (REO) at December 31, 1994 and 1993. Further information regarding non-accrual loans, restructured loans, and REO may be found in the following pages.

                                                                                  December 31,
                                                                       ---------------------------------
                                                                           1994                1993
                                                                       -------------       -------------
                                                                        Substandard         Substandard
                                                                       -------------       -------------
                                                                              (Dollars in Thousands)
          Non-accrual:
           Single-family residential real estate loans............       $27,259            $ 65,770
           Consumer loans.........................................           902               1,315
           Income property loans..................................         1,170                 377
                                                                         -------            --------
           Total non-accrual loans................................        29,331              67,462
             Less non-classified loans*...........................         2,242               2,914
                                                                         -------            --------
                                                                          27,089              64,548
                                                                         -------            --------
          Restructured............................................            -                1,641
                                                                         -------            --------
          REO:
           Single-family residential..............................        11,196              57,165
           Hotels.................................................            -                6,453
           Apartment building.....................................            -                5,270
           Office and industrial complexes, land..................         1,376               3,357
           Real estate brokerage operations.......................            -                1,744
             Residential subdivisions.............................           620                 973
                                                                         -------            --------
            Total REO.............................................        13,192              74,962
                                                                         -------            --------
              Less real estate brokerage operations                           -                1,041
                not classified....................................       -------            --------

              Total classified REO................................        13,192              73,921
                                                                         -------            --------
          Potential problem loans.................................           860              10,215
                                                                         -------            --------
            Total classified loans and REO........................       $41,141            $150,325
                                                                         =======            ========

          Total classified loans and REO as a percent
            of total gross loans..................................          4.20%               7.67%
                                                                         =======            ========

          Total allowance for loan losses as a percent
            of total classified loans and REO.....................         28.55%              18.81%
                                                                         =======            ========

* At December 31, 1994 and 1993, respectively, $2.2 million and $2.9 million of non-accrual loans were not classified. These loans identified as non-accrual but not classified were primarily single-family residential loans which were guaranteed through government programs or which have full recourse against the servicer.


Potential problem loans amounted to approximately $860,000 at December 31, 1994. Potential problem loans are currently performing and have not been restructured but compliance with the present loan repayment terms is doubtful based on management's assessment of possible credit problems of the borrowers. These potential problem loans have been included above as substandard loans. The decrease in the ratio of classified loans and REO to total gross loans in 1994 is due in part to the sale of $40.5 million of non-accrual loans in March 1994 and to $27.2 million of REO being sold in a series of transactions during the quarter ended June 30, 1994.

The following table reflects the activity in the allowance for loan losses for the periods indicated:


                                          For the Years           For the Nine Months    For the Years
                                        Ended December 31,         Ended December 31,   Ended March 31,
                                  ------------------------------  -------------------  -------------------
                                       1994            1993               1992           1992       1991
                                  --------------  --------------  -------------------  --------   --------
                                                           (Dollars in Thousands)
Balance, beginning of period....     $ 28,271         $ 21,020         $ 17,084        $14,305    $11,902
Provision for loan losses.......        4,900           23,300           16,300         10,200      8,900
Charge-offs:
  Single-family residential real
    estate loans................       (5,514)         (14,835)         (12,305)        (6,264)    (1,902)
  Consumer loans................         (328)            (393)            (373)          (846)    (1,837)
  Income property loans.........         (105)          (1,395)              -          (1,041)    (3,993)
                                     --------         --------         --------        -------    -------
    Total charge-offs                  (5,947)         (16,623)         (12,678)        (8,151)    (7,732)
                                     --------         --------         --------        -------    -------
Recoveries:
  Single-family residential real
    estate loans................          210              176                8             29        160
  Consumer loans................          309              398              306            459      1,075
  Income property loans.........            3               -                -             242         -
                                     --------         --------         --------        -------    -------
    Total recoveries............          522              574              314            730      1,235
                                     --------         --------         --------        -------    -------
Net charge-offs.................       (5,425)         (16,049)         (12,364)        (7,421)    (6,497)
                                     --------         --------         --------        -------    -------
Other...........................      (16,000)*             -                -              -
                                     --------         --------         --------        -------    -------
Balance, end of period..........     $ 11,746         $ 28,271         $ 21,020        $17,084    $14,305
                                     ========         ========         ========        =======    =======
    Total net charge-offs during
      the period to average
      loans outstanding during
      the period................         0.46%            .69%             .54%           .30%       .23%

*  Represents reduction of allowance allocated to loans sold.


The following table summarizes net charge-offs/(recoveries) by state for the year ended December 31, 1994:


                      Single-Family
                       Residential                                                              Income
     State             Real Estate            Consumer         Residential Construction        Property             Total
- ----------------   ------------------  ---------------------   ------------------------   ------------------  ------------------
                    Amount      %       Amount        %          Amount          %         Amount      %       Amount      %
                   --------  --------  --------  -----------   ----------  ------------   --------  --------  --------  --------
                                                        (Dollars in Thousands)
California......   $  2,065   38.93%   $     -          - %     $     -            - %    $     -       - %   $  2,065   38.07%
New York........      1,113   20.99          52     273.68            -            -            -       -        1,165   21.48
Connecticut.....      1,289   24.30         (57)   (300.00)           -            -            51   50.00       1,283   23.65
New Jersey......        470    8.86          -          -             -            -            -       -          470    8.66
Massachusetts...        414    7.81          24     126.32            -            -            51   50.00         489    9.01
Other...........        (47)   (.89)         -          -             -            -            -       -          (47)   (.87)
                   --------  ------    --------     ------      --------     --------     --------  ------    --------  ------
     Total......   $  5,304  100.00%   $     19     100.00%     $     -            - %    $    102  100.00%      5,425  100.00%
                   ========  ======    ========     ======      ========     ========     ========  ======    ========  ======

The following table summarizes the Association's net charge-offs to average loans outstanding for the periods indicated.

                                        For the Years          For the Nine Months          For the Years
                                      Ended December 31,        Ended December 31,          Ended March 31,
                                   ------------------------  ---------------------      -----------------------
                                      1994         1993              1992                1992          1991
                                   -----------  -----------  ---------------------      ---------    ----------
                                                          (Dollars in Thousands)
Single-family
  residential real
  estate loans:
  Average gross loans............  $1,080,712   $2,193,138         $2,162,684         $2,302,909    $2,636,709
  Net charge-offs................      (5,304)     (14,659)           (12,297)            (6,235)       (1,742)
  Net charge-offs/
    Average loans................         .49%         .67%               .57%               .27%          .07%

Consumer loans:
  Average gross loans............  $   36,137   $   42,406         $   57,760         $   78,078    $  112,512
  Net charge-offs................         (19)           5                (67)              (387)         (762)
  Net charge-offs/
    Average loans................         .05%         .01%               .12%               .50%          .68%

Residential construction loans:
  Average gross loans............  $    5,695   $    4,737         $    3,797         $    2,236    $       -
  Net charge-offs................          -            -                  -                  -             -
  Net charge-offs/
    Average loans................          - %          - %                - %                - %           - %

Income property loans:
  Average gross loans............  $   68,929   $   74,200         $   85,834         $  105,220    $  125,738
  Net charge-offs................        (102)      (1,395)                -                (799)       (3,993)
  Net charge-offs/
    Average loans...................      .15%        1.88%                -                 .76%         3.18%

The decrease in the ratio of single-family residential real estate loan net charge-offs to average loans for the year ended December 31, 1994 is due to the reduction in the loan portfolio credit risk from the aforementioned sales and overall improvements in delinquencies. The increases in the ratio of single-family residential real estate loan net charge-offs to average loans for the periods ended December 31, 1993 and 1992, and March 31, 1992 were due to general economic conditions, particularly the recessions in New England and California. Net charge-offs due to losses on single-family residential loans in California totaled $2.1 million, $9.8 million, and $6.2 million for the years ended December 31, 1994 and 1993 and for the nine months ended December 31, 1992, respectively. The reduction for 1994 was due to the Company's reduction of the loan concentration in California, as the result of the aforementioned sales.
Net charge-offs on income property loans for the year ended December 31, 1994 resulted from charge-offs of $102,000 on one income property loan in Connecticut and two commercial loans in Massachusetts. A further discussion of loan charge-offs may be found in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition.

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

The following table shows the allocation of the allowance for loan losses to the various loan types at the dates indicated:

                                               December 31,                 March 31,
                                       ----------------------------    --------------------
                                        1994       1993      1992       1992        1991
                                       -------    -------   -------    -------    ---------
                                                      (In Thousands)
     Allowance for loan
     losses applicable to:
     --------------------

     Single-family residential real
      estate loans...................  $ 8,883    $25,751   $17,611    $10,296      $ 7,437
     Consumer loans..................      300        300       300      2,000        2,170
     Residential construction loans..      100        100       100        100            -
     Income property loans...........    1,966        700     2,008      2,662        3,500
     Unallocated.....................      497      1,420     1,001      2,026        1,198
                                       -------    -------   -------    -------      -------
                                       $11,746    $28,271   $21,020    $17,084      $14,305
                                       =======    =======   =======    =======      =======

                                         Percent of Loans in Each Category to Total Loans
                                       -----------------------------------------------------
                                                  December 31,*                March 31,*
                                       --------------------------------    -----------------
                                         1994        1993        1992       1992       1991
                                       --------     ------    ---------   --------    -------
     Single-family residential real
      estate loans...................    87.29%     94.49%     94.24%      93.30%     91.77%
     Consumer loans..................     4.03       1.81       2.13        2.73       3.49
     Residential construction loans..      .90        .21        .19         .13          -
     Income property loans...........     7.78       3.49       3.44        3.84       4.74
                                        ------     ------     ------      ------     ------
                                        100.00%    100.00%    100.00%     100.00%    100.00%
                                        ======     ======     ======      ======     ======

     * The gross loan portfolio balances used in the calculations are net of unearned discounts, deferred origination fees, and the undisbursed portion of loans in process.

At the dates indicated, the percentage distribution of the allowance for loan losses was as follows:

                                                            December 31,
                            -----------------------------------------------------------------------
                                    1994                       1993                   1992
                            ----------------------   ----------------------  ----------------------
                                        As a % of                As a % of                As a % of
                            As a % of   the Total    As a % of   the Total    As a % of   the Total
                            Gross Loan  Allowance    Gross Loan  Allowance    Gross Loan  Allowance
Allowance for loan          Portfolio   for Loan     Portfolio   for Loan     Portfolio   for Loan
losses applicable to:       Balance*    Losses       Balance*    Losses       Balance*    Losses
                            ----------  ---------    ----------  ---------    ----------  ---------
Single-family residential
  real estate loans......     1.11%      75.63%       1.47%       91.09%         .85%       83.78%
Consumer loans...........     0.77        2.55         .85         1.06          .60         1.43
Residential construction
  loans..................     1.15         .85        2.42          .35         2.29          .48
Income property loans....     2.62       16.74        1.03         2.48         2.51         9.55
Unallocated..............       **        4.23          **         5.02           **         4.76
                                        ------                   ------                    ------
Total....................     1.22%     100.00%       1.45%      100.00%         .90%      100.00%
                                        ======                   ======                    ======

                                                                     March 31,
                                                   ------------------------------------------------
                                                            1992                      1991
                                                   ----------------------    ----------------------
                                                                As a % of                 As a % of
                                                   As a % of    the Total    As a % of    the Total
                                                   Gross Loan   Allowance    Gross Loan   Allowance
Allowance for loan                                 Portfolio    for Loan     Portfolio    for Loan
losses applicable to:                              Balance*     Losses       Balance*     Losses

Single-family residential real estate loans.....       .55%       60.27%         .36%       51.99%
Consumer loans..................................      3.08        11.71         2.39        15.17
Residential construction loans..................      3.36          .58           -            -
Income property loans...........................      2.91        15.58         2.84        24.47
Unallocated.....................................       **         11.86          **          8.37
                                                                 ------                    ------
Total...........................................       .72%      100.00%         .55%      100.00%
                                                                 ======                    ======

  * The gross loan portfolio balance is net of unearned discounts, deferred origination fees, and the undisbursed portion of loans in process.
  ** For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential allocation.

The allowance for loan losses as a percentage of non-accrual loans by loan category was as follows:

                                          December 31,           March 31,
                                    ------------------------  ----------------
                                     1994     1993     1992    1992     1991
                                    -------  -------  ------  -------  -------
  Single-family residential real
    estate........................   34.41%   41.31%  21.16%   11.43%   10.42%
  Consumer........................   33.26    22.81   17.23   103.57   115.92
  Residential construction loans..       -        -       -        -        -
  Income property.................  176.58   212.20   39.78   112.77    28.95
  Unallocated.....................      *        *       *        *        *
  Total allowance to total
    non-accrual loans.............   40.05%   41.91%  22.13%   15.24%   14.78%

  * For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential real estate allocation.

The ratios of the allowance for loan losses to non-accrual loans since 1991 reflect a change in composition of the allowance which corresponds to the change in the composition of the Association's non-accrual loans, specifically the level of single-family residential non-accrual loans as a percentage of total non-accrual loans. At December 31, 1994, 1993 and 1992, and March 31, 1992 and 1991, single-family residential non-accrual loans were 92.9%, 97.5%, 92.6%, 96.2%, and 85.6%, respectively, of non-accrual loans. The decrease in the ratio of single-family residential real estate allowance for loan losses to non-accrual loans is due to the aforementioned sale of approximately $40.5 million of non-accrual loans in March 1994 and the reduction of the allowance that occurred due to the change in the loan portfolio risk.

At December 31, 1994, the increased ratio of the allowance for loan losses to non-accrual consumer loans reflects an overall improvement in delinquencies.
The Association's consumer loans, which totaled 4.0% of the total loan portfolio at December 31, 1994, consist primarily of well-seasoned loans collateralized by deposit accounts or real estate. At December 31, 1994, 14.4% of the Association's consumer loans were collateralized by deposit accounts, while 77.6% consisted of loans collateralized by real estate.

The increase in the ratio of the allowance for loan losses to the gross loan portfolio balance for income property loans at December 31, 1994 was in response to the increase in non-accrual income property loans at December 31, 1994 from a year earlier. The decrease in this ratio at December 31, 1993 was due to the charge-off of approximately $1.3 million of two income property loans, both of which had previously been specifically allocated for. The non-accrual income property loans at December 31, 1994 consist primarily of loans which have been reserved to their estimated fair values based on current appraisals.

NON-ACCRUAL LOANS. Non-accrual loans are loans on which the accrual of interest has been discontinued. Northeast Savings' policy is to discontinue the accrual of interest on loans and to reverse previously accrued interest when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued and previously accrued interest is reversed whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current, the Association discontinues accruing interest on that loan when foreclosure is brought about by other owner defaults. When the interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected. For all of the periods noted below, Northeast Savings had no loans more than ninety days past due on which interest was still accruing. The total interest income that would have been recorded for the year ended December 31, 1994 on non-accrual loans, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, was $2.3 million. The amount of interest income which was included in net income for the year ended December 31, 1994 on those loans was $379,000. The following is a table of non-accrual loans along with the percentage to total gross loans and total assets as of the dates indicated.

                                                         December 31,               March 31,
                                                -----------------------------  -------------------
                                                  1994      1993      1992       1992       1991
                                                --------  --------  ---------  ---------  --------
                                                              (Dollars in Thousands)
 Single-family residential real
   estate loans...............................  $27,259   $65,770    $87,949   $107,791   $82,854
Consumer loans................................      902     1,315      1,741      1,931     1,872
Residential construction loans................        -         -          -          -         -
Income property loans.........................    1,170       377      5,299      2,372    12,089
                                                -------   -------    -------   --------   -------
                                                $29,331   $67,462    $94,989   $112,094   $96,815
                                                =======   =======    =======   ========   =======

As a percentage of total gross loans.              3.00%     3.44%      4.06%      4.69%     3.71%
                                                   ====      ====       ====       ====      ====

As a percentage of total assets...............      .88%     1.72%      2.43%      2.93%     2.13%
                                                    ===      ====       ====       ====      ====

The decrease in non-accrual loans as a percentage of total assets is due to the sale of adjustable rate residential loans, $40.5 million of which were non-accrual loans. The proceeds of this sale were used to purchase mortgage-backed securities. The decreases in non-accrual loans at December 31, 1993 and 1992 from March 31, 1992 were primarily due to increased foreclosures of the underlying collateral securing the loans. The high levels of non-accrual loans as a percentage of total loans at December 31, 1993 and 1992 and March 31, 1992 was primarily a result of general economic conditions in the Association's primary markets, particularly the recessions in New England and California. The following table presents the Association's gross non-accrual loans by state at the dates indicated.

                                                               December 31,
               ---------------------------------------------------------------------------------------------------
                                        1994                                                1993
               -----------------------------------------------------   -------------------------------------------
                                           Percent      Percent of                         Percent     Percent of
                      Non-accrual        of loans in   non-accrual     Non-accrual        of loans     non-accrual
                         loans              state         loans           loans           in state        loans
                --------------------   -------------  --------------  ---------------    -----------   ------------
                                                       (Dollars in Thousands)

New York.......             $11,448             4.58%       39.03%           $ 13,942          5.33%        20.67%
Connecticut....               6,261             2.24        21.35               7,691          2.68         11.40
Massachusetts..               4,601             2.72        15.69               2,647          1.48          3.92
California.....               2,645             4.61         9.02              35,970          3.90         53.32
New Jersey.....               2,354            14.26         8.02               3,789          6.62          5.62
New Hampshire..                   -                -            -                  95          1.27           .14
Other..........               2,022             1.01         6.89               3,328          1.35          4.93
                            -------                        ------            --------                      ------
Total..........             $29,331             3.00%      100.00%           $ 67,462          3.44%       100.00%
                            =======                        ======            ========                      ======


                                  December 31, 1992                                   March 31, 1992
                      ----------------------------------------------    -----------------------------------------
                                            Percent      Percent of                       Percent     Percent of
                       Non-accrual         of loans     non-accrual     Non-accrual      of loans    non-accrual
                          loans            in state        loans           loans         in state       loans
                     -------------       ----------   -------------     -------------   ----------  -------------
                                                        (Dollars in Thousands)
New York.......       $16,975             5.88%         17.87%           20,344              6.19%         18.15%
Connecticut....        10,227             3.36          10.77            13,906              4.44          12.41
Massachusetts..         5,190             3.07           5.46            14,250              6.90          12.71
California.....        43,671             3.51          45.98            44,982              3.88          40.13
New Jersey.....         7,600            10.60           8.00            10,952             13.06           9.77
New Hampshire..         5,086            35.68           5.35               287              1.89            .26
Other..........         6,240             2.50           6.57             7,373              2.60           6.57
                      -------                          ------          --------                           ------
  Total........       $94,989            4.06%         100.00%         $112,094              4.69%        100.00%
                      =======                          ======          ========                           ======

The following table presents the Association's non-accrual loans by state and property type at December 31, 1994:

                   Single-family
                    Residential              Residential     Income
                    Real Estate    Consumer  Construction   Property    Total
                    ------------   --------  ------------   --------   -------
                                            (In Thousands)
New York.......       $ 10,864      $ 584    $         -    $    -    $ 11,448
Connecticut....          5,898         96              -        267      6,261
Massachusetts..          3,541        157              -        903      4,601
California.....          2,645          -              -          -      2,645
New Jersey.....          2,354          -              -          -      2,354
Other..........          1,957         65              -          -      2,022
                       -------       ----     -----------    ------    -------
  Total........       $ 27,259      $ 902    $         -    $ 1,170   $ 29,331
                       =======       ====     ===========    ======    =======

The table which follows shows the loan-to-value ratios based on the original appraisal and the current loan balance of the Association's single-family residential non-accrual loans at the dates indicated.


                              December 31,
                ---------------------------------------
                       1994        1993         1992
                ---------------------------------------
                     (In Thousands)
 Greater than        $    204     $    377    $    764
     90%
  85% - 90%                55          324         196
  80% - 85%               108           84         201
  75% - 80%             8,903       19,339      29,386
  70% - 75%             3,228       15,239      11,238
  65% - 70%               757       10,038      15,146
  60% - 65%             3,610        5,599       5,933
  under 60%             4,327        7,816      11,361
                      -------      -------     -------
                     $ 21,192     $ 58,816    $ 74,225
                      =======      =======     =======

The remaining $6.1 million, $7.0 million, and $13.7 million of single-family residential non-accrual loans at December 31, 1994, 1993 and 1992, respectively, was serviced by other servicers. As a result, the above information is not available for these loans.

Loan-to-value ratios for income property non-accrual loans are based on current appraisals and current loan balances. At December 31, 1994, 1993 and 1992, all of the income property non-accrual loans were in the 85-90% category based on the most current appraisal available at the indicated dates.

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

DELINQUENT LOANS. While non-accrual loans are generally loans which are more than ninety days past due, delinquent loans are all loans more than thirty days past due, including non-accrual loans. The following table presents the principal amount of the Association's delinquencies by loan types at the dates indicated:

                                              December 31, 1994                                    December 31, 1993
                               -------------------------------------------------   ------------------------------------------------
                                 30-59         60-89       90-days                   30-59         60-89      90-days
                                 days          days        and over      Total       days          days       and over     Total
                               ----------  ------------  ------------  -----------  -----------  ----------  -----------  ---------
                                                                       (Dollars in Thousands)
Single-family residen-
  tial real estate.........      $ 15,968    $ 6,590         $ 27,259   $ 49,817      $ 30,497   $ 13,139      $ 65,770   $109,406
Consumer...................           347        103              902      1,352           438         82         1,315      1,835
Residential                             -          -                -          -             -          -             -          -
  construction.............
Income property............           320        861            1,170      2,351         2,825        993           377      4,195
                                  -------    -------          -------   --------       -------    -------      --------   --------
   Total...................      $ 16,635    $ 7,554          $29,331   $ 53,520      $ 33,760   $ 14,214      $ 67,462   $115,436
                                  =======    =======          =======   ========       =======    =======      ========   ========
Percent of total gross
  loan portfolio...........          1.70%      0.77%            3.00%      5.47%         1.72%       .73%         3.44%      5.89%
                                  =======    =======          =======   ========       =======    =======      ========   ========
Percent of total
  assets...................          0.50%      0.23%            0.88%      1.60%          .86%       .36%         1.72%      2.94%
                                  =======    =======          =======   ========       =======    =======      ========   ========

                                                December 31, 1992                                    March 31, 1992
                                  -----------------------------------------------     --------------------------------------------
                                   30-59      60-89       90 days                       30-59      60-89       90 days
                                   days       days        and over       Total          days       days        and over     Total
                                   -----      -----       --------      -------         -----      -----       --------   --------
Single-family residen-
  tial real estate.........      $ 45,931   $ 15,658     $ 87,949      $ 149,538      $ 49,741   $ 15,451      $107,791   $172,983
Consumer...................         1,074        150        1,741          2,965         1,038        307         1,931      3,276
Residential
  construction.............            -          -            -              -             -          -             -          -
Income property............             7        932        5,299          6,238            36      6,739         2,372      9,147
                                  -------    -------      -------       --------       -------    -------      --------   --------
   Total...................      $ 47,012   $ 16,740     $ 94,989       $158,741      $ 50,815   $ 22,497      $112,094   $185,406
                                  =======    =======      =======       ========       =======    =======      ========   ========
Percent of total gross
  loan portfolio...........          2.01%       .71%        4.06%          6.78%         2.12%       .94%         4.69%      7.75%
                                  =======    =======      =======       ========       =======    =======      ========   ========
Percent of total
  assets...................          1.20%       .43%        2.43%          4.06%         1.33%       .59%         2.93%      4.85%
                                  =======    =======      =======       ========       =======    =======      ========   ========

The following table presents the principal amount of the Association's loan delinquencies and delinquency ratios by state as of the dates indicated:

                                     December 31, 1994                    December 31, 1993
                            ------------------------------------  -----------------------------------
                                                      Percent of                          Percent of
                             Delinquent    Percent      Total     Delinquent    Percent     Total
                             Loans (Over   of Loans   Delinquent  Loans (Over   of Loans  Delinquent
                              30 days)     in State      Loans     30 days)     in State    Loans
                            -----------   ----------  ----------  -----------   --------  ----------
                                                     (Dollars in Thousands)
New York...................    $ 15,762      6.30%       29.45%    $ 17,637      6.75%       15.28%
Connecticut................      12,762      4.57        23.85       11,831      4.12        10.25
Massachusetts..............       6,894      4.07        12.88        5,624      3.15         4.87
California.................       3,116      5.43         5.82       59,883      6.50        51.88
New Jersey.................       2,762     16.73         5.16        5,371      9.39         4.65
New Hampshire..............          87      1.32          .16          104      1.39          .09
Other*.....................      12,137      6.08        22.68       14,986      6.07        12.98
                                -------                 ------      -------                 ------
 Total.....................    $ 53,520      5.47%      100.00%    $115,436      5.89%      100.00%
                                =======                 ======      =======                 ======

                                     December 31, 1992
                             -------------------------------------
                                           Percent of  Percent of
                              Delinquent                 Total
                              Loans (Over   Loans      Delinquent
                               30 days)    in State       Loans
                             ------------  ----------  -----------
                                    (Dollars in Thousands)
New York...................    $ 22,684      7.85%        14.29%
Connecticut................      15,834      5.19          9.97
Massachusetts.                    9,753      5.77          6.14
California.................      72,547      5.83         45.70
New Jersey.................       9,187     12.81          5.79
New Hampshire..............       5,185     36.81          3.27
Other*.....................      23,551      9.42         14.84
                                -------                  ------
 Total.....................    $158,741      6.78%       100.00%
                                =======                  ======

* State-by-state information is not available for certain purchased loans serviced by others which were 30-59 days delinquent at the dates indicated. These loans, which are included in "other" loans, totaled $7.8 million, $9.4 million, and $11.7 million at December 31, 1994, 1993 and 1992, respectively.

Delinquent loans in New Jersey have decreased at December 31, 1994 from December 31, 1993, however, the ratio of delinquencies to the loans in New Jersey has increased due to the sale of $40.7 million or 71.1% of the loans in that state during 1994.

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

The activity in the Association's REO is presented in the following table:


                                                                           For the Nine
                                   For the Years Ended                     Months Ended           For the years Ended
                                       December 31,                        December 31,                March 31,
                           ---------------------------------------                             -------------------------------
                                1994                 1993                      1992                  1992           1991
                           ---------------------------------------         -----------         --------------  ---------------
                                                                          (In Thousands)
Beginning balance..........   $ 74,962             $ 99,376                 $ 61,208              $ 22,123         $ 4,879
Foreclosures, net..........     12,075               61,228                   66,377                58,259          21,726
Capitalized expenses.......      1,389                2,226                    1,333                   998             312
Less:
  Sales....................    (63,896)  *          (77,120)  **             (22,448)              (16,726)         (5,933)
  Valuation adjustments....     (9,581)             (10,082)                  (3,823)                   -               -
  Mortgage insurance
   receipts................       (303)                (558)                    (806)               (1,165)         (1,082)
  Other....................     (1,454)                (108)                  (2,465)               (2,281)          2,221
                              --------             --------                 --------              --------         -------
Ending balance.............   $ 13,192             $ 74,962                 $ 99,376              $ 61,208         $22,123
                              ========             ========                 ========              ========         =======

* During the quarter ended June 30, 1994, $27.2 million of REO was sold in a series of three transactions. The total loss on the sale was $6.5 million. Excluding this sale, sales of REO in the normal course of business for the year ended December 31, 1994 totaled $43.2 million.
** During the quarter ended September 30, 1993, $30.3 million of REO was sold in a single transaction. The total loss on the sale was $6.8 million. Excluding this sale, sales of REO in the normal course of business for the year ended December 31, 1993 totaled $52.8 million.

The following table presents Northeast Savings' REO by property type at the dates indicated.

                                                           December 31,                 March 31,
                                                 ---------------------------------  ------------------
                                                   1994        1993         1992      1992      1991
                                                 --------    --------     --------  --------  --------
                                                                (Dollars In Thousands)
  Single-family residential....................  $11,196      $57,165     $83,605   $42,055   $11,484
  Hotels.......................................        -        6,453       6,408     7,990     7,904
  Apartment buildings..........................        -        5,270       4,464     4,273         -
  Office, retail, industrial complexes; land.      1,376        3,357       2,499     2,789       270
  Real estate brokerage operations.............        -        1,744       1,544     2,812     2,465
  Residential subdivisions.....................      620          973         856     1,289         -
                                                 -------      -------     -------   -------   -------
    REO, net...................................  $13,192      $74,962     $99,376   $61,208   $22,123
                                                 =======      =======     =======   =======   =======
  Percent of total assets......................     0.39%        1.91%       2.54%     1.60%      .49%
                                                 =======      =======     =======   =======   =======

The following table shows the detail of Northeast Savings' REO by state:

                            December 31,            March 31,
                    -------------------------  ----------------
                     1994     1993     1992     1992     1991
                    -------  -------  -------  -------  -------
                                  (In Thousands)
  California......  $ 5,607  $47,970  $63,836  $23,992  $ 2,977
  Connecticut.....    2,473   10,650   14,820   21,817    8,290
  New York........    2,257    2,992    3,701      619      121
  Massachusetts...    1,474    4,111    7,847    5,202      883
  New Jersey......    1,199    2,302    2,500    1,232    1,348
  South Carolina..        -    5,223    5,233    5,290    5,500
  Texas...........        -      129      198      532      477
  Arizona.........        -       52        -      117      613
  Georgia.........        -        -      528      926      574
  Other...........      182    1,533      713    1,481    1,340
                    -------  -------  -------  -------  -------
    REO, net......  $13,192  $74,962  $99,376  $61,208  $22,123
                    =======  =======  =======  =======  =======

The following table details the Association's REO by state and property type at December 31, 1994:

                             California  New York  Connecticut   New Jersey  Massachusetts     Other       Total
                             ----------  --------  -----------   ----------  -------------   ---------    -------
                                                             (In Thousands)
Single-family
  residential.............    $ 5,607    $ 2,257     $1 ,458       $ 1,199      $   548        $  127     $ 11,196
Income property:
  Office, retail, indus-
    trial complexes; land.         -          -          450            -           926            -         1,376
  Residential
    subdivisions..........         -          -          565            -            -             55          620
                               ------     ------      ------        ------       ------         -----      -------
      Total...............    $ 5,607    $ 2,257     $ 2,473       $ 1,199      $ 1,474        $  182     $ 13,192
                               ======     ======      ======        ======       ======         =====      =======

The $61.8 million decrease in REO at December 31, 1994 from a year earlier was due primarily to the sale of $43.2 million of REO in the normal course of business including $15.1 million of income property REO consisting of two hotels, two apartment buildings, an industrial complex, and the real estate brokerage operations. Of the $8.0 million of properties in the portfolio for longer than one year, $1.9 million are income property REO and $3.3 million are residential REO secured by properties in California. The remaining properties are residential REO located within the Association's primary market areas. The table below presents the aging of foreclosed properties at the dates indicated:


                                                 December 31,             March 31,
                                      ---------------------------   ------------------
                                        1994      1993      1992      1992      1991
                                      --------  --------  -------   -------- ---------
                                                     (In Thousands)
  From 0 to 90 days.................  $ 2,618    $15,313   $20,156   $23,710    $14,020
  From 91 to 180 days...............      975     11,745    25,557    11,678      3,082
  From 181 to 270 days..............    1,258      7,585    17,158     4,689      1,578
  From 271 to 365 days..............      301      7,715    10,508     6,316        166
  From 1 to 1 1/2 years.............    2,679     11,087    11,894    11,835        637
  From 1 1/2 years to 2 years.......    2,390      4,338     5,416       168        175
  Over 2 years......................    2,971     15,435     7,143         -          -
                                      -------    -------   -------   -------    -------
    Sub-total.......................   13,192     73,218    97,832    58,396     19,658
  Real estate brokerage operations..        -      1,744     1,544     2,812      2,465
                                      -------    -------   -------   -------    -------
    Total...........................  $13,192    $74,962   $99,376   $61,208    $22,123
                                      =======    =======   =======   =======    =======

During the year ended December 31, 1994, 133 REO properties with a book value of $43.2 million were disposed of in the normal course of business and net gains of $82,000 were recorded on these sales. Also, REO properties with a book value of $27.2 million were sold in a series of three transactions with a total loss of $6.5 million. Additional discussion of REO may be found in Item 7:
Management's Discussion and Analysis of the Results of Operations and Financial Condition.

INVESTMENT ACTIVITIES

Northeast Savings engages in investment activities for both investment and liquidity purposes. Northeast Savings maintains an investment securities portfolio, which consists primarily of U.S. government and agency securities, corporate obligations, bank and finance securities, asset-backed securities, collateralized mortgage obligations, Federal Home Loan Bank stock, and marketable equity securities. Other short-term investments held by Northeast Savings from time-to-time include interest-bearing deposits and federal funds sold. Northeast Savings also maintains a mortgage-backed securities portfolio consisting of securities issued and guaranteed by GNMA, FHLMC, and FNMA in addition to publicly traded and rated mortgage-backed securities issued by private financial intermediaries.

U.S. government and agency securities, corporate obligations, bank and finance securities, collateralized mortgage obligations, and mortgage-backed securities, which the Association has the intent and ability to hold until maturity, are classified as held-to-maturity and are carried at amortized cost; however, those securities which have been identified as assets which will be sold prior to maturity or assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value, with unrealized gains and losses excluded from earnings and, reflecting the adoption of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," reported as a separate component of stockholders' equity. In addition, when management determines that a security has been impaired by a loss which is other than temporary, the Association writes the security down in accordance with its accounting policies as outlined in Note 1 to the Consolidated Financial Statements and ceases to accrue interest on it. At December 31, 1994, the Association had no investments which were deemed to have been impaired by a loss which is other than temporary.

Northeast Savings is required by federal regulations to maintain a specified minimum amount of liquid assets which must be invested in certain securities. Management maintains liquidity at a level to assure adequate funds, taking into account anticipated cash flows and available sources of credit, and to afford future flexibility to meet deposit withdrawal requests and loan commitments. Northeast Savings' liquidity portfolio is carried in the available-for-sale portfolio at fair value. As required by federal regulations, Northeast Savings maintains its liquidity ratio above 5%, and its short term liquid asset ratio above 1% of net withdrawable deposits and borrowings payable in one year or less. For the year ended December 31, 1994, Northeast Savings' liquidity ratio averaged 5.78%, compared to 5.67% for the year ended December

31, 1993 and 9.88% for the nine months ended December 31, 1992.   For the same
respective periods, the Association's short term liquid asset ratio averaged 3.01%, 2.34%, and 5.00%.

The following tables reflect the carrying value of the Association's investment securities and the weighted average yield based on the amortized cost for each category at the dates indicated. Both the amortized cost and the fair value of these securities may be found in Note 5 to the Consolidated Financial Statements.

                                                             December 31,                                 March 31,
                                      ----------------------------------------------------------    --------------------
                                             1994                      1993               1992        1992        1991
                                      --------------------     --------------------     --------    --------    --------
                                      Carrying   Amortized     Carrying   Amortized
                                       Value        Cost        Value        Cost
                                      --------   ---------     --------   ---------
                                                                        (In Thousands)
U.S. Government and agency
  obligations:
  Fixed............................    $    -    $     -       $    -    $     -      $     -       $    322     $   337
  Available-for-sale...............         -          -            -          -         9,982            -           -

Obligations of states and political
  subdivisions.....................        398        398          432        432          466           491         525

Corporate securities:
  Fixed............................      3,703      3,703        4,254      4,254       13,566        16,538      21,933
  Available-for-sale...............         -          -            62         60          120            -           -

Bank and finance securities:
  Fixed............................         -          -            -          -            -            497         493
  Variable.........................         -          -            -          -        14,479        14,476      23,361
  Available-for-sale...............         -          -            -          -            -             -        4,967

Asset-backed securities:
  Available-for-sale...............     15,393     15,443       38,199     38,299       26,637            -           -

High-yield corporate securities:
  Available-for-sale...............         -          -            -          -            -             -        1,300

Collateralized mortgage obligations:
  Fixed............................    165,167    165,167        4,784      4,784        9,526        73,105      30,415
  Variable.........................        821        821        1,319      1,319        2,156         2,815       3,232
  Residual.........................         -          -            -          -            -             -       65,810
  Available-for-sale...............     70,759     73,640       66,883     66,915       93,160        42,770      86,317

Federal Home Loan Bank stock.......     32,287     32,287       31,800     31,800       32,354        40,637      42,115

Marketable equity securities:
  Equity investments...............         -          -            -          -        39,244        38,225      36,777
  Available-for-sale...............     56,583     49,717       57,733     42,125           -             -           23
                                      --------   --------     --------   --------     --------      --------    --------

Total investment securities........   $345,111   $341,176     $205,466   $189,988     $241,690      $229,876    $317,605
                                      ========   ========     ========   ========     ========      ========    ========

                                                              Weighted Average Yield
                                        -----------------------------------------------------------------
                                                     December 31,                         March 31,
                                        --------------------------------------    -----------------------
                                           1994          1993          1992          1992          1991
                                        ----------   ------------    ---------    -----------------------
U.S. Government and agency
  obligations:
  Fixed............................          - %           - %           - %         7.52%        7.52%
  Available-for-sale...............          -             -           3.35            -            -

Obligations of states and political
  subdivisions.....................        7.43          7.43          7.43          7.42         7.42

Corporate securities:
  Fixed............................        6.83          6.82          7.17          7.31         6.20
  Available-for-sale...............          -           9.88          9.88            -            -

Bank and finance securities:
  Fixed............................          -             -             -           8.48         8.48
  Variable.........................          -             -           5.28          5.28         7.28
  Available-for-sale...............          -             -             -             -          7.27

Asset-backed securities:
  Available-for-sale...............        6.69          4.14          4.28            -            -

High-yield corporate securities:
  Available-for-sale...............          -             -             -             -         13.05

Collateralized mortgage obligations:
  Fixed............................        6.55         10.28         10.28          7.09        10.22
  Variable.........................        5.50          5.18          5.89          7.29         9.31
  Residual.........................          -             -             -             -          6.29
  Available-for-sale...............        5.73          5.42          6.16          7.47         8.65

Federal Home Loan Bank stock.........      7.50          7.00          7.00          8.20        10.77

Marketable equity securities.........      2.19          3.37          6.00          6.00         6.00

Total investment securities..........      5.84%         5.13%         6.09%         7.08%        8.01%

The following table shows the maturity distribution of the amortized cost and the weighted average yields based on amortized cost of Northeast Savings' investment securities at December 31, 1994. The carrying value of these securities may be found in a previous table. Changes in interest rates will affect the actual maturity.

                                                                     Maturity Distribution
                                    -----------------------------------------------------------------------------------------
                                         Within         Over One to      Over Five to
                                         One Year       Five Years         Ten Years       Over Ten Years          Total
                                    ---------------   ---------------   ---------------   ----------------   ----------------
                                    Amount    Yield   Amount    Yield   Amount    Yield    Amount    Yield    Amount    Yield
                                    -------   -----   -------   -----   -------   -----   --------   -----   --------   -----
                                                                   (Dollars in Thousands)
Obligations of states and
  political subdivisions.........   $     -      - % $     -       - % $     19    6.00% $    379     7.50%  $    398   7.43%

Corporate securities:
  Fixed..........................         -      -      2,205    6.87        -       -      1,498     6.76      3,703   6.83

Asset-backed securities:
  Available-for-sale.............        753   4.22    14,690    6.82        -       -         -        -      15,443   6.69

Collateralized mortgage obligations:
  Fixed..........................         -      -         -       -         -       -    165,167     6.55    165,167   6.55
  Variable.......................         -      -         -       -         -       -        821     5.50        821   5.50
  Available-for-sale.............         -      -     73,640    5.73        -       -         -        -      73,640   5.73

Federal Home Loan Bank stock.....         -      -         -       -         -       -     32,287     7.50     32,287   7.50

Marketable equity securities:
  Available-for-sale.............         -      -     49,573    2.19        -       -        144       -      49,717   2.19
                                     -------          -------           -------           -------             -------
Total investment securities......   $    753   4.22% $140,108    4.61% $     19    6.00% $200,296     6.70%  $341,176   5.84%
                                     =======          =======           =======           =======             =======

The following table details the Standard and Poor's ratings for each major category of the Association's investments at December 31, 1994:


                                        A1+        AAA           AA          A          BBB       Not Rated      Total
                                  ------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Obligations of states and         $         -    $     -    $      -   $       -   $       -      $     398** $     398
  political subdivisions.........
Corporate securities:
    Fixed........................           -         499         499       1,502       1,203            -        3,703
Asset-backed securities:
    Available-for-sale...........          390     15,003          -           -           -             -       15,393
Collateralized mortgage
  obligations:
    Fixed........................           -     165,167*         -           -           -             -      165,167
    Variable.....................           -         821          -           -           -             -          821
    Available-for-sale...........           -      70,759          -           -           -             -       70,759
Federal Home Loan Bank stock.....           -          -           -           -           -         32,287      32,287
Marketable equity securities:
    Available-for-sale...........           -          -           -           -           -         56,583      56,583
                                   -----------    -------    --------   ---------   ---------      --------    --------
    Total investment securities.  $        390   $252,249   $     499  $    1,502  $    1,203     $  89,268   $ 345,111
                                   ===========    =======    ========   =========   =========      ========    ========
    Percent of portfolio.........          .11%     73.09%        .14%        .44%        .35%        25.87%     100.00%
                                   ===========    =======   =========   =========   =========      ========    ========



*  Of this amount, $19.5 million has been translated from Moody's rating of Aaa.
** All obligations of states and political subdivisions are current.


The carrying value of the Association's mortgage-backed securities and the weighted average yield based on amortized cost for each category at the dates indicated is detailed in the following tables. Both the amortized cost and the fair value of these mortgage-backed securities may be found in Note 6 and Note 20 to the Consolidated Financial Statements.


                                                      December 31,                                       March 31,
                             ---------------------------------------------------------------     ------------------------
                                      1994                      1993                 1992           1992          1991
                             ----------------------     ---------------------     ----------     ----------    ----------
                              Carrying    Amortized     Carrying    Amortized
                               Value        Cost         Value        Cost
                             ---------    ---------     --------    ---------
                                                             (In Thousands)
GNMA:
  Fixed..................... $       -    $      -      $      -    $      -      $      81      $  14,762     $  47,305
  Adjustable................     29,880      29,880        33,583      33,583        19,589             -             -
  Available-for-sale........      7,119       7,317        10,565       9,855        12,732             -         29,070

FHLMC:
  Fixed.....................    253,293     253,293         3,184       3,184         5,810         82,203       138,080
  Adjustable................    241,109     241,109       171,675     171,675       135,195         13,639            -
  Available-for-sale........      1,329       1,320         2,321       2,197        42,742             -        277,987

FNMA:
  Fixed.....................    174,941     174,941        29,650      29,650        23,330         54,058       120,397
  Adjustable................    210,439     210,439       142,904     142,904       157,492        154,689       197,811
  Available-for-sale........     12,910      13,400            -           -             -              -         41,722

Private issuers:
  Fixed.....................      4,957       4,957         8,323       8,323        14,957         24,828        32,215
  Adjustable................    843,560     843,560       941,567     941,567       473,318        336,573       447,971
  Available-for-sale........         -           -             -           -             -              -         38,109
                              ---------   ---------     ---------   ---------     ---------       --------     ---------

Total mortgage-backed
  securities................ $1,779,537  $1,780,216    $1,343,772  $1,342,938    $  885,246      $ 680,752    $1,370,667
                              =========   =========     =========   =========     =========       ========     =========

                                                        Weighted Average Yield
                                    ------------------------------------------------------------------
                                                 December 31,                         March 31,
                                    --------------------------------------    ------------------------
                                       1994          1993          1992          1992          1991
                                    ----------    ----------    ----------    ----------    ----------

GNMA:
  Fixed.......................           - %           - %        12.39%          9.74%        8.41%
  Adjustable..................         6.00          5.59          5.93             -            -
  Available-for-sale..........         9.22          9.46          9.59             -          8.14

FHLMC:
  Fixed.......................         6.49          9.20          9.20           7.93         8.17
  Adjustable..................         5.92          4.98          5.01           7.91           -
  Available-for-sale..........         8.25          8.02          8.20             -          9.09

FNMA:
  Fixed.......................         6.85          7.98          9.66          10.41         9.68
  Adjustable..................         6.03          6.01          6.89           8.24         9.19
  Available-for-sale..........         6.82            -             -              -          8.80

Private issuers:
  Fixed.......................         9.57          9.55          9.52           9.53         9.53
  Adjustable..................         6.20          5.05          5.87           7.84         9.55
  Available-for-sale..........           -             -             -              -          8.83

Total mortgage-backed
  securities..................         6.27%         5.30%         6.27%          8.25%        9.17%

The following table shows the maturity distribution of the amortized cost and the weighted average yields of Northeast Savings' mortgage-backed securities at December 31, 1994. The carrying value of these mortgage-backed securities may be found in a previous table. Changes in interest rates will affect the actual maturity.


                                                             Maturity Distribution
                            --------------------------------------------------------------------------------------------
                                 Within         Over One to      Over Five to
                                 One Year       Five Years         Ten Years       Over Ten Years            Total
                            ---------------   ---------------   ---------------    ----------------    -----------------
                            Amount    Yield   Amount    Yield   Amount    Yield     Amount    Yield     Amount     Yield
                            ------    -----   ------    -----   ------    -----    -------    -----    -----------------
                                                             (Dollars in Thousands)
GNMA:
  Adjustable............    $   -       - %   $   -       - %  $    -       - %   $   29,880   6.00%  $   29,880   6.00%
  Available-for-sale....        43   11.25       292    8.85     2,756    6.63         4,226  10.92        7,317   9.22

FHLMC:
  Fixed.................        -       -         94    9.07     6,591    7.97       246,609   6.45      253,294   6.49
  Adjustable............        -       -         -       -         -       -        241,109   5.92      241,109   5.92
  Available-for-sale....        -       -        434    5.62       263    6.70           623  10.74        1,320   8.25

FNMA:
  Fixed.................        -       -         -       -     19,138    7.94       155,803   6.71      174,941   6.85
  Adjustable............        -       -         -       -         -       -        210,439   6.03      210,439   6.03
  Available-for-sale....        -       -     13,400    6.82        -       -             -      -        13,400   6.82

Private issuers:
  Fixed.................        -       -         -       -      3,862    9.34         1,094  10.41        4,956   9.57
  Adjustable............        -       -         -       -         -       -        843,560   6.20      843,560   6.20
                             -----            ------            ------             ---------           ---------
Total mortgage-backed
  securities............    $   43   11.25%  $14,220    6.84%  $32,610    7.99%   $1,733,343   6.23%  $1,780,216   6.27%
                             =====            ======            ======             =========           =========

The following table details the Standard and Poor's ratings for each major category of the Association's mortgage-backed securities at December 31, 1994:


                                                               AAA              AA          A        Total
                                                         -------------      ---------   ---------  ----------
                                                                               (Dollars in Thousands)
GNMA:
  Adjustable.................................              $   29,880       $      -        $    -   $   29,880
  Available-for-sale.........................                   7,119              -             -        7,119

FHLMC:
  Fixed......................................                 253,293              -             -      253,293
  Adjustable.................................                 241,109              -             -      241,109
  Available-for-sale.........................                   1,329              -             -        1,329

FNMA:
  Fixed......................................                 174,941              -             -      174,941
  Adjustable.................................                 210,439              -             -      210,439
  Available-for-sale.........................                  12,910              -             -       12,910

Private Issuers:
  Fixed......................................                      -            3,862         1,095       4,957
  Adjustable.................................                 338,007*         505,553*          -      843,560
                                                            ---------          -------        -----   ---------
                                                           $1,269,027        $ 509,415       $1,095  $1,779,537
Total mortgage-backed securities.............               =========         ========        =====   =========
                                                                71.31%           28.63%         .06%     100.00%
Percent of portfolio.........................              ==========         ========        =====      ======

* Of these amounts, $253.6 million of AAA-rated securities have been translated from Moody's rating of Aaa, and $300.1 million of AA-rated securities have been translated from Moody's ratings of Aa1, Aa2, and Aa3.

SOURCES OF FUNDS

DEPOSITS. The principal source of funds for the Association is retail customer deposits. Northeast Savings offers a variety of deposit products ranging from transaction accounts to certificate and retirement accounts with maturities from 30 days to seven years. Northeast Savings' deposits come primarily from its three-state branch system area. To a lesser extent, wholesale funding sources, including brokered deposits, are available to the Association. There were no brokered deposits at December 31, 1994 and less than 1% of Northeast Savings' total deposits at December 31, 1993 and 1992 represented brokered deposits. Brokered deposits totaled $25.1 million at both December 31, 1993 and 1992. As a result of the aforementioned branch sales during 1994, Northeast Savings was 71.2% funded by retail deposits at December 31, 1994, compared to 81.0% and 87.5% at December 31, 1993 and 1992, respectively. The decrease in retail deposits during 1993 was offset with increased wholesale borrowings in order to maintain the asset size of the Association at target levels.

Northeast Savings' other income from deposit accounts consists primarily of monthly service charges, charges for insufficient or uncollected funds, stop payment fees, check printing charges, retirement account fees, and automated teller machine transaction fees. Fees from deposit accounts totaled $4.1 million for the year ended December 31, 1994, compared to $4.9 million and $3.9 million for the year ended December 31, 1993 and the nine months ended December 31, 1992, respectively.

         The following table sets forth information relating to the Association's deposit flows for each of the periods indicated:

                                                                                        Nine Months
                                                                                           Ended
                                                             Years Ended December 31,   December 31,
                                                            --------------------------  -------------
                                                               1994          1993          1992
                                                            ------------  ------------  -------------
                                                                         (In Thousands)

         Total deposits at the beginning of the period....   $2,977,217    $3,230,789     $3,488,047
         Interest credited................................      101,059       119,925        124,783
         Deposits purchased...............................            -             -        314,668
         Deposits sold....................................     (511,962)            -              -
         Net retail deposit decrease......................     (145,239)     (379,798)      (682,150)
         Net increase (decrease) in certificates greater
           than $100,000..................................       (2,856)        6,301        (13,986)
         Net brokered deposit decrease....................      (25,135)            -           (573)
                                                             ----------    ----------     ----------
           Total deposits at the end of the period........   $2,393,084    $2,977,217     $3,230,789
                                                             ==========    ==========     ==========

         The decrease in total deposits during 1994 is mainly due to the sale of deposits when the Company refocused its franchise through the sale of fifteen branch offices. These sales were consistent with Northeast Savings' intention to concentrate on the four primary markets in which it has its greatest presence and potential for growth: the capital region of New York State; Hartford, Connecticut; and Springfield and Worcester, Massachusetts.

         The following tables, which include both retail customer deposits and brokered deposits, set forth the amounts of deposits in the various types of accounts offered by Northeast Savings, the amounts of those deposits as a percentage of total deposits, and the weighted average interest rates at the dates indicated, as well as the contractual maturities of deposits at December 31, 1994:


                                                December 31,                                         March 31,
                          --------------------------------------------------------------------------------------------------
                                1994                1993                1992                 1992*               1991*
                          ----------------    ----------------    ----------------    -----------------    -----------------
                                                                (Dollars In Thousands)
Demand deposits.........  $   28,407   1.20%  $   35,865   1.21%  $   35,644   1.10%  $   30,709    .88%   $   30,105    .88%
NOW accounts............     115,930   4.84      145,655   4.89      160,821   4.98      151,536   4.34       142,635   4.19
Super NOWs..............      40,074   1.67       51,040   1.71       53,758   1.66       51,041   1.46        41,746   1.23
Regular savings.........     353,012  14.75      583,209  19.59      695,674  21.54      566,181  16.23       330,659   9.71
Money market savings....     275,489  11.51      401,135  13.47      443,692  13.73      409,190  11.73       404,013  11.86
                          ---------- ------   ---------- ------   ---------- ------   ---------- ------    ---------- ------
    Total non-certifi-
      cate accounts.....     812,912  33.97    1,216,904  40.87    1,389,589  43.01    1,208,657  34.64       949,158  27.87

Certificates maturing
  in the year ending
  December 31:
  1992..................          -      -            -      -            -      -            -      -      1,870,961  54.92
  1993..................          -      -            -      -     1,034,621  32.02    1,585,847  45.47       352,138  10.34
  1994..................          -      -     1,218,031  40.91      502,882  15.57      389,199  11.16       121,721   3.57
  1995..................   1,012,378  42.30      193,092   6.49       51,531   1.59      139,712   4.01        78,805   2.31
  1996..................     265,987  11.11       46,249   1.55       28,990    .90       33,378    .96        32,566    .96
  1997..................      67,300   2.81       56,834   1.91       57,683   1.79       18,418    .53         1,123    .03
  1998..................      42,496   1.78       51,438   1.73       24,840    .77          289    .01            -      -
  Thereafter............     192,011   8.03      194,669   6.54      140,653   4.35      112,547   3.22            -      -
                          ---------- ------   ---------- ------   ---------- ------   ---------- ------    ---------- ------
    Total certificates..   1,580,172  66.03    1,760,313  59.13    1,841,200  56.99    2,279,390  65.36     2,457,314  72.13
                          ---------- ------   ---------- ------   ---------- ------   ---------- ------    ---------- ------
Total deposits..........  $2,393,084 100.00%  $2,977,217 100.00%  $3,230,789 100.00%  $3,488,047 100.00%   $3,406,472 100.00%
                          ========== ======   ========== ======   ========== ======   ========== ======    ========== ======

* Certificates mature in the applicable year ending March 31, rather than December 31.

                                                     Weighted Average Interest Rate
                                        ---------------------------------------------------------
                                                   December 31,                   March 31,
                                        --------------------------------    ---------------------
                                          1994        1993        1992        1991*       1990*
                                        --------    --------    --------    --------    ---------
Demand deposits...............              - %         - %         - %         - %         - %
NOW accounts..................            1.25        1.22        2.00        2.53        5.00
Super NOWs....................            1.49        1.47        2.00        3.41        5.14
Regular savings...............            2.33        2.20        2.74        4.29        5.47
Money market savings..........            3.02        2.67        3.09        4.34        5.99
    Total non-certificate
      accounts................            2.29        2.14        2.67        3.94        5.43

Certificates maturing in the
  year ending December 31:
  1992........................              -           -           -           -         7.83
  1993........................              -           -         4.70        6.00        8.31
  1994........................              -         4.37        5.94        6.57        8.66
  1995........................            5.11        5.00        7.21        8.12        9.28
  1996........................            5.76        5.85        6.84        8.12        8.12
  1997........................            5.57        5.80        5.80        6.52        9.53
  1998........................            6.10        6.10        7.08        8.17          -
  Thereafter..................            6.61        6.85        7.18        7.33          -
    Total certificates........            5.45        4.85        5.40        6.33        7.99
Total deposits................            4.37%       3.74%       4.22%       5.50%       7.28%

* Certificates mature in the applicable year ending March 31, rather than December 31.


The following table, which includes both retail customer and brokered certificates of deposit, provides information by interest rate ranges at each of the dates indicated:

                                     December 31,                   March 31,
                          ----------------------------------  ----------------------
                             1994        1993        1992        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                                (In Thousands)
  Less than 3.01%.......  $   74,424  $  212,838  $  106,536  $      100  $        -
  3.01-4.00%............     225,669     514,545     434,750      90,299           -
  4.01-5.00%............     499,568     352,702     370,493     354,696           -
  5.01-6.00%............     251,089     265,552     320,446     760,301         273
  6.01-7.00%............     132,490     194,731     250,472     400,896     362,823
  7.01-8.00%............     365,996      87,883     115,000     188,612     810,711
  8.01-9.00%............      28,094      77,988     189,255     389,804   1,188,310
  9.01-10.00%...........       1,148      41,805      41,323      77,658      74,632
  Greater than 10.00%...       1,694      12,269      12,925      17,024      20,565
                          ----------  ----------  ----------  ----------  ----------
    Total certificates..  $1,580,172  $1,760,313  $1,841,200  $2,279,390  $2,457,314
                          ==========  ==========  ==========  ==========  ==========

The following table sets forth the weighted average interest rates and amount of deposits by original term for certificate accounts at December 31, 1994:

          Original Term                   Weighted Average Rate     Amount
          -------------                   ----------------------  ----------
                                                (Dollars in Thousands)
          Less than 3 months............            2.92%         $    6,277
          3 months to 6 months..........            3.56             126,652
          7 months to 12 months.........            4.69             344,583
          13 months to 24 months........            5.65             682,479
          25 months to 36 months........            4.95              82,505
          37 months to 48 months........            5.12               3,694
          49 months to 60 months........            6.52             145,226
          Over 60 months................            6.75             188,756
                                                                   ---------
            Total certificate accounts..            5.45%         $1,580,172
                                                                   =========

At December 31, 1994, deposits had the following remaining contractual maturities:

                                            Over 3     Over 6     Over 12    Over 24
                                            Months     Months     Months     Months
                              Within        to 6       to 12      to 24      to 36      Over 36
                              3 Months      Months     Months     Months     Months     Months        Total
                              ----------    --------   --------   --------   --------   -------    ------------
                                                              (In Thousands)
Demand deposits............   $   28,407    $     -    $     -    $     -    $     -    $     -    $   28,407
NOW accounts...............      115,930          -          -          -          -          -       115,930
Super NOWs.................       40,074          -          -          -          -          -        40,074
Regular savings............      353,012          -          -          -          -          -       353,012
Money market savings.......      275,489          -          -          -          -          -       275,489
                               ---------     -------    -------    -------    -------    -------    ---------
    Total non-certificate
      accounts.............   $  812,912    $     -    $     -    $     -    $     -    $     -    $  812,912
                               =========     =======    =======    =======    =======    =======    =========

Certificates:
   Less than 3.01%.........   $   59,968    $ 13,071   $  1,380   $      5   $     -    $     -    $   74,424
   3.01-4.00%..............       58,249      70,964     62,856     27,797      5,637        166      225,669
   4.01-5.00%..............        1,176      57,716    364,390     48,156      7,280     20,850      499,568
   5.01-6.00%..............        2,490       2,747     46,822     89,287     47,308     62,435      251,089
   6.01-7.00%..............           63      12,836         55     10,749      6,805    101,982      132,490
   7.01-8.00%..............       24,671      26,133    178,679     89,682         61     46,770      365,996
   8.01-9.00%..............        8,613      10,751      6,832        233         45      1,620       28,094
   9.01-10.00%.............           -          245        332         53        164        354        1,148
   Greater than 10.00%.....          792         540          7         25         -         330        1,694
                               ---------     -------    -------    -------    -------    -------    ---------
    Total certificates.....   $  156,022    $195,003   $661,353   $265,987   $ 67,300   $234,507   $1,580,172
                               =========     =======    =======    =======    =======    =======    =========

While non-certificate accounts have no contractual maturities, they are reported in the above table as though they mature within three months. Certificates of deposit included above, which are equal to or in excess of $100,000, had the following remaining contractual maturities at December 31, 1994:

                                            Over 3     Over 6     Over 12    Over 24
                                            Months     Months     Months     Months
                              Within        to 6       to 12      to 24      to 36      Over 36
                              3 Months      Months     Months     Months     Months     Months        Total
                              ----------    --------   --------   --------   --------   -------    ------------
                                                              (In Thousands)
   Less than 3.01%.........   $18,522       $   788    $    -     $    -     $    -     $    -      $ 19,310
   3.01-4.00%..............     4,905         2,297      2,920      1,389        344        152       12,007
   4.01-5.00%..............       500         2,613     16,869      3,317        264      1,116       24,679
   5.01-6.00%..............       236           410      3,185      3,682      3,336      4,264       15,113
   6.01-7.00%..............        -            324         -       1,028        819      8,617       10,788
   7.01-8.00%..............     1,294         1,603     13,264      5,631         -       5,880       27,672
   8.01-9.00%..............       324           652        448         -          -         324        1,748
   9.01-10.00%.............        -            110        109         -          -          -           219
   Greater than 10.00%.....       200            -          -          -          -          -           200
                               ------        ------     ------     ------     ------     ------      -------
    Total..................   $25,981       $ 8,797    $36,795    $15,047    $ 4,763    $20,353     $111,736
                               ======        ======     ======     ======     ======     ======      =======

The following table sets forth certain information relating to the Association's concentration of deposits by state in which the Association's branches are located:

                                                                  December 31,
                                                --------------------------------------------
                                                   1994        1993         1994      1993
                                                ----------  ----------    --------  --------
                                                    Total Deposits         Number of Offices
                                                ----------------------    ------------------
                                                         (Dollars in Thousands)

               New York....................     $1,333,755  $1,407,817        16        17
               Massachusetts...............        571,180     876,180         9        16
               Connecticut.................        488,149     484,909         8         8
               Rhode Island................             -      148,134        -          6
               California..................             -       60,177        -          4
                                                 ---------   ---------        --        --
                                                $2,393,084  $2,977,217        33        51
                                                 =========   =========        ==        ==

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

Northeast Savings also enters into repurchase agreements whereby it sells marketable mortgage-backed securities with a simultaneous commitment to repurchase the same securities at a specified price at a specified later date. Securities sold under agreements to repurchase are subject to risks relating to the financial strength of the counterparty to the transaction, the nature of the lien against the securities subject to the transaction, and the disparity between the book value of the securities sold and the amount of funds obtained. In order to reduce these risks, the Association deals only with national investment banking firms which are primary dealers in United States government securities. For further information, see Note 12 of the Notes to the Consolidated Financial Statements.

In addition, at December 31, 1994, the Company had outstanding $42.2 million of 9% Uncertificated Debentures, Due in 2012. These debentures were issued in May 1992 to the receivers of four failed Rhode Island financial institutions and the FRF in connection with the aforementioned acquisition of four Rhode Island financial institutions and the repurchase of the Company's adjustable rate preferred stock. For further information on the issuance and terms of the debentures, see Note 12 of the Notes to the Consolidated Financial Statements.

  Selected information relating to borrowings for the dates and periods indicated is as follows:

                                                    For the Years     For the Nine Months      For the Years
                                                  Ended December 31,   Ended December 31,     Ended March 31,
                                                ---------------------                      ----------------------
                                                   1994       1993            1992            1992         1991
                                                ----------  --------- -------------------- ---------  -----------
                                                                      (Dollars in Thousands)
Federal Home Loan Bank advances:
  Balance at the end of the period..........    $ 203,527   $ 373,000   $   140,000        $ 43,239     $495,177
  Average balance during the period.........      235,350     351,267        54,242         169,079      498,801
  Maximum month-end balance.................      361,288     409,500       140,000         370,183      820,172
  Weighted average rate during the period...         4.67%       3.77%         7.48%           7.44%        8.00%
  Rate at the end of the period.............         5.94%       3.76%         5.07%           8.51%        6.92%

Securities sold under agreements
  to repurchase:
  Wholesale:
    Balance at the end of the period........    $ 489,541   $ 294,809   $   291,014        $ 12,747     $330,156
    Average balance during the period.......      359,848     290,112       152,923         188,839      465,916
    Maximum month-end balance...............      489,541     311,385       327,360         326,685      529,006
    Weighted average rate during the period.         4.69%       3.40%         3.53%           4.15%        8.37%
    Rate at the end of the period...........         5.56%       3.43%         3.46%           4.00%        7.74%

  Dollar:
    Balance at the end of the period........    $  14,704   $      -    $        -         $     -      $ 32,189
    Average balance during the period.......        3,016          -            227           8,134        7,877
    Maximum month-end balance...............       14,938          -          2,957          40,417       32,189
    Weighted average rate during the period.         2.85%         - %          .48%           5.34%        6.93%
    Rate at the end of the period...........         3.41%         - %           - %             - %        5.93%

  Retail:
    Balance at the end of the period........    $      -    $      -    $        -         $     -      $  4,437
    Average balance during the period.......           -           -             -            3,591        4,969
    Maximum month-end balance...............           -           -             -            5,890        6,205
    Weighted average rate during the period.           - %         - %           - %           5.15%        5.31%
    Rate at the end of the period...........           - %         - %           - %             - %        5.64%

Uncertificated debentures:
  Balance at the end of the period..........    $  42,243   $  38,442   $    34,990        $     -      $     -
  Average balance during the period.........       40,012      36,415        28,924              -            -
  Maximum month-end balance.................       42,243      38,442        34,991              -            -
  Weighted average rate during the period...         9.64%       9.65%         9.65%             - %          - %
  Rate at the end of the period.............         9.00%       9.00%         9.00%             - %          - %

Collateralized floating rate notes:
  Balance at the end of the period..........    $     -     $      -    $        -         $     -      $     -
  Average balance during the period.........          -            -             -               -       158,150
  Maximum month-end balance.................          -            -             -               -       218,040
  Weighted average rate during the period...          - %          - %           - %             - %        8.57%
  Rate at the end of the period.............          - %          - %           - %             - %          - %

Convertible subordinated debentures:
  Balance at the end of the period..........    $     -     $      -    $       560        $    560     $  1,030
  Average balance during the period.........          -           344           560             697        2,474
  Maximum month-end balance.................          -           560           560           1,030        3,150
  Weighted average rate during the period...          - %        8.00%         8.00%           8.00%        8.00%
  Rate at the end of the period.............          - %          - %         8.00%           8.00%        8.00%

Other borrowings:
  Adjustable rate ESOP notes:
    Balance at the end of the period........    $     -     $      -    $        -         $     -      $     -
    Average balance during the period.......          -            -             -            4,689        1,532
    Maximum month-end balance...............          -            -             -           11,400       12,700
    Weighted average rate during the period.          - %          - %           - %           5.24%        7.29%
    Rate at the end of the period...........          - %          - %           - %           4.00%        6.16%

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

OTS regulations also permit federal associations to establish operating subsidiaries in any geographic location. Unlike a service corporation, an operating subsidiary may engage only in such activities as a federal savings association could engage in directly and would not be subject to the percentage of assets limitation imposed on service corporations. To establish an operating subsidiary, a federal savings association must either notify or obtain prior approval of the OTS, depending on the association's capital level and CAMEL rating, the OTS internal rating system used for supervisory and examination purposes. All of Northeast Savings' subsidiaries have been redesignated as operating subsidiaries with the exception of: First Service Corporation of New England; First Service Insurance Agency, Inc.; and Family Security Corp.

Northeast Savings has twenty-five subsidiaries, six of which are active. The businesses in which the six active subsidiaries are engaged are as follows.
NFRC III, Inc. holds an REO parcel of land in Chelmsford, Massachusetts. NFRC V, Inc. holds an REO parcel of land in Wethersfield, Connecticut. NFRC VI, Inc. holds an REO office building in Lowell, Massachusetts. NFRC IX, Inc. owns all of the stock of Connecticut Realty Corp. IV, and Nutmeg Realty Corp., which are Rhode Island corporations currently holding commercial REO properties.

EMPLOYEES

Northeast Savings had 608 employees (552 full-time equivalents) at December 31, 1994, compared to 999 (901 full-time equivalents) at December 31, 1993. The decrease in employees during 1994 is mainly due to the sale of 15 branch offices and the closing of the mortgage origination offices. Management considers its relations with its employees to be good. Northeast Savings employees are not represented by any collective bargaining group. Northeast Savings maintains a comprehensive employee benefits program providing, among other benefits, a retirement plan, medical and dental insurance, long-term and short-term disability insurance, life insurance, a thrift and profit sharing plan, an employee stock ownership plan, and educational assistance.

REGULATIONS

GENERAL. The Association is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Association is subject to extensive regulation by the OTS, as its chartering agency and primary federal regulator, and the FDIC, as the deposit insurer. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. Periodic examinations by the OTS and the FDIC test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, or the

Congress, could have a material adverse impact on the Company, the Association, and their operations. Due to its ownership and control of Northeast Savings, Northeast Federal Corp. is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended, and thus is subject to that Act's regulation, examination, supervision, and reporting requirements imposed on savings association holding companies.

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

The FDIC has adopted a risk-based deposit insurance premium assessment system which was implemented with the semi-annual assessment period commencing January 1, 1994. An institution's risk category is based partly upon whether the institution is well-capitalized, adequately capitalized, or less than adequately capitalized. As of June 30, 1994, Northeast Savings is deemed to be a well-capitalized thrift. The first two groups are defined by application of the capital ratio standards imposed under the prompt corrective action rule (discussed below). The third group consists of those institutions not qualifying as well capitalized or adequately capitalized. Within each group, institutions are assigned to one of three supervisory subgroups: financially sound institutions with only a few minor weaknesses; institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns institutions to supervisory subgroups on the basis of supervisory evaluations provided by the institution's primary federal regulator and such other information as the FDIC determined to be relevant to the institution's financial condition and the risk posed to the insurance fund. The supervisory subgroup to which an institution was assigned by the FDIC is confidential and may not be disclosed. Based upon its capital and supervisory subgroups, each member institution is assigned a FDIC assessment rate ranging from 23 cents for each $100 of insured deposits to 31 cents for each $100 of insured deposits. A savings association's capital group is determined on the basis of data reported in its thrift financial report as of the date closest to June 30 or December 31 that included capital data. For the year ended December 31, 1994, SAIF deposit insurance premium expense for the Association totaled $8.2 million. The FDIC is authorized to raise insurance premiums for SAIF members in certain circumstances. If the FDIC determined to increase the assessment rate for all SAIF institutions, institutions in all risk categories could be affected. Any increase in premiums could have an adverse effect on the Association's earnings.

Both the SAIF and the Bank Insurance Fund (BIF) are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. It is presently projected by the FDIC that the BIF will reach the required reserve ratio by mid-1995, whereas the SAIF is not expected by the FDIC to be recapitalized until 2002 at the earliest. The Resolution Trust Corporation Completion Act (the RTC Completion Act) authorizes $8 billion in funding for the SAIF; however, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

The FDIC recently proposed to establish a new assessment rate schedule of 4 to 31 basis points for BIF members beginning in the third quarter of 1995. Under that proposal, approximately 91% of BIF members would pay the lowest assessment rate of 4 basis points. The FDIC proposed to retain the existing assessment rate schedule of 23 to 31 basis points applicable to SAIF member institutions. In announcing this proposed rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets.

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

ASSESSMENTS. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The Association's total expense for assessments for the year ended December 31, 1994 was $567,000.

FEDERAL HOME LOAN BANK SYSTEM. Northeast Savings is a member of the FHLB of Boston and as such is required to maintain an investment in capital stock of the FHLB of Boston in an amount equal to the greater of one percent of its outstanding residential mortgage loans and similar obligations, one-twentieth of its outstanding advances, or .3% of total assets. Northeast Savings was in compliance with this requirement with an investment in the FHLB of Boston stock at December 31, 1994 of $32.3 million. The Association may borrow from the FHLB of Boston pursuant to several different credit programs upon the security of certain home mortgages and other assets assuming certain standards of credit worthiness have been met. The FHLB may limit the uses and amount of borrowings under different programs.

As of December 31, 1994 and 1993, respectively, Northeast Savings held $32.3 million and $31.8 million of FHLB of Boston stock. During the year ended December 31, 1994 and 1993, respectively, Northeast Savings recorded dividend income on its FHLB investment in an aggregate amount of $2.5 million and $2.4 million for a yield of 7.77% and 7.58%, respectively. The FHLB of Boston, together with the other eleven regional FHLBs comprising the FHLB system, are required to make certain principal and interest payments on bank notes to fund the resolution of failed savings associations and to contribute for certain affordable housing programs. Such obligations could adversely impact the FHLB system and the FHLB of Boston and thereby adversely impact the value and return on the Association's investment in the FHLB of Boston and the ability of the Association to obtain future advances from the FHLB of Boston.

REGULATORY CAPITAL AND OTHER REQUIREMENTS:  Current Capital Regulations.  The
                                            ---------------------------
current OTS regulatory capital regulations require savings associations to meet three capital standards: (1) tangible core capital of 1.5% of adjusted total assets, (2) core capital (leverage ratio) of 3% of adjusted total assets, and
(3) risk-based capital of 8% of risk-weighted assets. See "Proposed Leverage Ratio Requirement," "Final OTS Interest Rate Risk Component," and "Prompt Corrective Action."

In calculating tangible core capital, a savings association must deduct from capital most intangible assets. Core capital consists of tangible core capital plus certain intangible assets such as qualifying purchased mortgage servicing rights, subject to certain limitations. Other than qualifying purchased mortgage servicing rights, intangible assets must be deducted from core capital unless they meet a three-part test relating to identifiability, marketability, and liquidity in which event they may be included in an amount up to 25% of core capital.

The total risk-based capital requirement includes core capital plus supplementary capital to the extent that supplementary capital does not exceed 100% of core capital. Supplementary capital includes certain capital instruments which are not included in core capital and general loan loss allowances. Risk-weighted assets equal total assets plus consolidated off-balance sheet items where each asset or item is multiplied by the appropriate risk-weighting applicable to the asset category. The capital regulations assign each asset held by a savings association to one of four risk-weighting categories, based upon the credit risk associated with each asset or item. The risk-weighting categories range from 0% for low-risk assets (such as U.S.

Treasury securities and Government National Mortgage Association securities) to 100% for assets deemed to be of higher risk (such as repossessed assets and certain equity investments).

The OTS also requires that consideration be given to credit concentration risk and the risk of non-traditional activities. This regulation does not add a quantitative formula to the risk-based standards in order to measure concentration of credit risk. Instead, it affords the OTS the discretion to require higher minimum capital ratios for institutions with significant exposure due to interest rate risk, the risks from concentration of credit, certain risks arising from nontraditional activities or management's overall inability to monitor and control financial and operating risks presented by concentrations of credit and nontraditional activities.

OTS Interest Rate Risk Component.  The OTS also has adopted an interest rate
- ---------------------------------
risk component for its regulatory capital requirements. Under the rule, savings associations are divided into two groups, those with "normal" levels of interest rate risk and those with greater than "normal" levels of interest rate risk. Associations with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. Interest rate risk is measured by the change in Net Portfolio Value under a 2.0% change in market interest rates. The Net Portfolio Value is the economic value of an association's assets less the economic value of its liabilities adjusted for the economic value of off-balance-sheet contracts. If an association's change in Net Portfolio Value under a 2.0% change in market interest rates exceeds 2.0% of the estimated economic value of its assets, it will be considered to have greater than normal interest rate risk, and its total capital for risk-based capital purposes will be reduced by one-half of the difference between its measured interest rate risk and the normal level of 2.0%. The rule adjusts the interest rate risk measurement methodology when interest rates are low. In the event that the 3-month Treasury rate is below 4.0%, interest rate risk will be measured under a 2.0% increase in interest rates and under a decrease in interest rates equal to one-half the value of the 3-month Treasury rate. Northeast Savings is required to implement this rule on June 30, 1995.

The Association's regulatory capital position at December 31, 1994 is presented in Item 7: Management's Discussion and Analysis of the Results of Operations and Financial Condition.

PROMPT CORRECTIVE ACTION. Under the OTS prompt corrective action regulations the OTS is required to take certain supervisory actions against undercapitalized institutions. The severity of which depends upon the degree of undercapitalization.

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

Based on the Association's capital position at December 31, 1994, Northeast Savings is a well capitalized thrift and will not be subject to any of the restrictions imposed by the prompt corrective action rule on institutions that are less than adequately capitalized. However, should the Association receive a less than satisfactory rating for asset quality, earnings, liquidity, or management in a regulatory examination, the OTS could impose restrictions upon Northeast Savings as if it were a less than adequately capitalized institution until such time as the less than satisfactory rating is corrected.

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

NEW SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies recently adopted a regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness (Guidelines) to implement the safety and soundness standards established by FDICIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system, credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted in final, would be added to the guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

LIQUIDITY REQUIREMENTS. OTS regulations require savings associations to maintain for each calendar month an average daily balance of liquid assets (including cash and certain time deposits, bankers' acceptances, specified corporate obligations and specified United States government, state, and federal agency obligations) of not less than five percent of the average daily balance of its net withdrawable deposit accounts (the amount of all deposit accounts less the unpaid balance of all loans made on the security of such accounts) and borrowings payable on demand or in one year or less. OTS regulations also require each savings association to maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of twelve months or less) at an amount not less than one percent of the average daily balance of its net withdrawable accounts plus such short-term debt during the preceding calendar month. The OTS may impose monetary penalties for failure to meet the liquidity requirement. The average liquidity and average short-term liquidity ratios of Northeast Savings for the year ended December 31, 1994, were 5.78% and 3.01%, respectively, which exceeded the applicable requirements.

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

QUALIFIED THRIFT LENDER. The Qualified Thrift Lender (QTL) test generally requires savings associations to concentrate a significant majority of their assets in housing-related investments. Under the QTL test, qualified thrift investments must equal 65% of portfolio assets on a monthly basis; a qualified thrift lender must meet the 65% test in nine out of every twelve months. Portfolio assets are defined as total assets minus supervisory goodwill and other intangible assets, premises and equipment, and certain liquid assets up to 20% of assets. The Association is in compliance with the QTL test. As of December 31, 1994, 87.6% of the Association's portfolio assets under the OTS QTL definition consisted of qualified thrift assets.

An institution that fails the QTL test is subject to severe restrictions on its activities and a holding company of such an institution would also be subject to restrictions on its activities. In addition, failure to meet the QTL test could result in a requirement to convert the savings association's charter to a bank charter.

LOANS-TO-ONE BORROWER LIMITATION. With certain limited exceptions, the statutory provision limiting the ability of national banks to make loans to a single borrower is applicable to savings associations in the same manner and to the same extent as it applies to national banks. A savings association may make loans to one borrower equal to 15% of the savings association's unimpaired capital and unimpaired surplus, plus an additional 10% of capital for loans secured by readily marketable collateral. Real estate is not considered readily marketable collateral. The OTS may impose more stringent requirements on a savings association to protect its safety and soundness. At December 31, 1994, the maximum amount that

Northeast Savings could loan to one borrower and the borrower's related entities was $28.4 million. At December 31, 1994, the largest aggregate amount of loans that Northeast Savings had committed and/or outstanding to one borrower and its related entities was $6.5 million. Hence, Northeast Savings is in compliance with this limitation.

COMMUNITY REINVESTMENT ACT. The CRA is intended to encourage financial institutions to help meet the credit needs of their entire communities, including low and moderate income areas, consistent with safe and sound operations.

CRA regulations provide for three disclosure obligations. First, each institution must prepare and make available a CRA Statement for each of its local communities that includes a delineation of the community served and a list of specified types of credit offered to the community. Second, each lending institution must maintain a public comment file for public inspection that includes written comments from the public on its CRA Statement or its performance in meeting community credit needs. Third, public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA to promote enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. The regulatory agencies are required to include, in the written evaluation, an institution's record of meeting the credit needs of its local community including low and moderate income neighborhoods. Each written evaluation required under CRA is required to have a public and confidential section addressing the association's CRA performance. In connection with the CRA examination, the federal banking agencies are required to assess each institution's record of helping to meet the credit needs of its entire community. The Association received a satisfactory rating in its written evaluation as a result of its last CRA examination performed in September 1992. Evaluations under the Community Reinvestment Act are taken into account in determining whether to grant branch and merger applications as well as other regulatory applications. The regulatory agencies have proposed amendments to the CRA regulations that would change the manner of evaluation of the performance of financial institutions within the confines of the Community Reinvestment Act. The likelihood of adoption of the proposed regulation is unknown, as is its effect on the Association's future evaluation ratings.

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

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS. As a result of the reorganization into a holding company form of organization, the Company is subject to applicable OTS regulations regarding the activities of the savings and loan holding company and the savings institution. Northeast Federal Corp. is prohibited, either directly or indirectly, from acquiring control of any savings association or savings and loan holding company without prior OTS approval and from acquiring more than 5% of any voting stock of any savings association or savings and loan holding company which is not a subsidiary of Northeast Federal Corp. In addition, under the terms of the OTS approval of the Company's application to reorganize to form a holding company, the Company may not at any time, absent prior written approval by the Regional Director, engage in any activity other than activities incident to holding the stock of the Association. However, recently proposed legislation could restrict the activities of unitary savings and loan holding companies to those permissible for mutual savings and loan holding companies.

FEDERAL RESERVE SYSTEM REQUIREMENTS. The Federal Reserve Board requires savings institutions to maintain non-interest-earning reserves against certain of their transaction accounts. The regulations generally require a reserve of 3% against total transaction accounts up to $54.0 million, which increased from $51.9 million effective December 20, 1994, and a reserve of 10% (subject to adjustment by the Federal Reserve Board to an amount between 8% and 14%) against transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances are exempt from the reserve requirement. As of December 31, 1994, Northeast Savings was in compliance with all reserve requirements of the Federal Reserve Board. The balances used to meet these reserve requirements imposed by the Federal Reserve Board may also be used to satisfy the Association's liquidity requirements discussed above.

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

ENFORCEMENT

Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case, penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance.

Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement actions be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under certain circumstances.

TAXATION

For tax purposes, Northeast Federal Corp. files a consolidated tax return with its subsidiaries on a calendar year-end basis. Northeast Savings, F.A., a subsidiary of Northeast Federal Corp., conducts its business primarily in Connecticut, New York, and Massachusetts and previously in California, Colorado, Oregon and Rhode Island. Accordingly, the Company is subject to taxation in those jurisdictions. Taxes paid to such jurisdictions are deductible in determining federal taxable income. Northeast Savings has been audited by the Internal Revenue Service with respect to tax returns through 1979.

Savings and loan associations are generally subject to federal income taxation in the same manner as regular corporations. However, under applicable provisions of the Internal Revenue Code, savings and loan associations that meet certain definitional and other tests are generally permitted to claim a deduction for additions to their bad debt reserves computed as a percentage of taxable income before such deduction. Alternatively, a qualifying association may elect to utilize its own bad debt loss experience to compute its additions to its bad debt reserves. At December 31, 1994, Northeast Savings qualifying tax bad debt reserve equalled zero.

Earnings and profits include taxable income net of federal income taxes and adjustments for items of income which are not taxable and expenses which are not deductible. For the tax year ended December 31, 1994, Northeast Federal Corp. had current earnings and profits. Any dividends paid with respect to Northeast Savings' stock in excess of current or accumulated earnings and profits at year-end for federal tax purposes or any other stockholder distribution will be treated as made out of the tax bad debt reserves and will increase taxable income as noted in the preceding paragraph.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The Company implemented SFAS 109 for the fiscal year ended March 31, 1992. See "Results of Operations" in Item 7: Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of the impact of SFAS 109 on the Company.

ITEM 2. PROPERTIES

Northeast Federal Corp.'s corporate headquarters are located at 50 State House Square, Hartford, Connecticut 06103. Northeast Savings operates twelve branch banking offices in the Hartford-Springfield market, seventeen in the Albany-Schenectady and Pittsfield areas, and four in the Worcester area. Northeast Savings also operates a separate residential mortgage loan origination office in Connecticut.

All of Northeast Savings' facilities are leased except for seven branch offices and an office building in Farmington, Connecticut. The aggregate net book value of office buildings and leasehold improvements at December 31, 1994 was $20.8 million.

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

    Massachusetts:
       56 Auburn Street                             Auburn
       160 Reservoir Street                         Holden
       609 Merrill Road                             Pittsfield
       110 Boston Turnpike                          Shrewsbury
       1724 Boston Road                             Springfield
       1243 Main Street                             Springfield
       560 Sumner Avenue                            Springfield
       453 East Main Street                         Westfield
       57 Pearl Street                              Worcester

Mortgage origination offices:

    Connecticut:
       1111 East Putnam Avenue             Greenwich


ITEM 3. LEGAL PROCEEDINGS

On December 9, 1989, Northeast Savings filed suit in the United States District Court for the District of Columbia claiming that the government breached its contract with Northeast Savings as well as violated Northeast Savings' constitutional rights as a result of the denial of core capital treatment to supervisory goodwill acquired by Northeast Savings as a result of its 1982 acquisitions from the Federal Savings and Loan Insurance Corporation (FSLIC) of three insolvent thrifts. The district court dismissed this action on July 16, 1991 for lack of jurisdiction and indicated that proper jurisdiction lay in an action for money damages in the United States Claims Court. (The name of the United States Claims Court subsequently was changed to the United States Court of Federal Claims; such court hereinafter is referred to as the Claims Court). Northeast Savings appealed this ruling to the United States Court of Appeals for the District of Columbia Circuit (the Court of Appeals for D.C.), and then on July 8, 1992, filed a motion to voluntarily dismiss its appeal. On July 9, 1992, the Court of Appeals for D.C. granted this motion to dismiss. Northeast Savings then filed its claim for damages in the Claims Court on August 12, 1992. This action is still pending. The Claims Court has indicated that it is deferring action on the Northeast Savings case, as well as on over 30 other supervisory goodwill cases pending before the Claims Court, until three cases (the Test Cases), currently on appeal to the Unite States Court of Appeals for the Federal Circuit (Federal Circuit Court of Appeals), are finally ruled upon. In the Test Cases, including Winstar v. United States, the government has
                             ------------------------
vigorously defended itself. Among other things, the government has contended that the "supervisory goodwill" that was created in connection with the resolution by the Federal Home Loan Bank Board (the Bank Board), which was the predecessor agency to the OTS, of supervisory problems existed "under the Bank Board's regulatory function and represents a statement of compliance with then-existing statutory and regulatory requirements which requirements, however, were subject to change." Thus, the government contends that Congress was entitled to override the existing regulatory requirements which recognized supervisory goodwill by new legislation directed at the general public welfare. The government then contends that it cannot be obligated to measure regulatory capital in a manner inconsistent with what Congress has mandated under FIRREA, and therefore, it is absolved of any and all contract liability based on the elimination of supervisory goodwill under the "Sovereign Acts Doctrine." In support of its arguments, the government cites, among other things, the 1992 holding of the Court of Appeals for D.C. in Transohio Savings Bank v. Director
                                            ----------------------------------
(Transohio) in which that court rejected the attempt of a savings institution to obtain injunctive relief against the application of the FIRREA capital standards.

In each of the Test Cases, the Claims Court determined that plaintiffs had contracts with the United States governing long-term regulatory treatment of goodwill, and that those contracts had been breached by FIRREA's new restrictions on use of goodwill to meet statutory capital mandates. The Claims Court consolidated its rulings in the Test Cases for immediate interlocutory appeal. On May 25, 1993, a divided panel of the Federal Circuit Court of Appeals reversed the Claims Court's finding that the government was liable for breach of contract in the Test Cases. The Federal Circuit Court of Appeals, among other things, based its decision on its conclusion that "... the plaintiffs had no contract right to have the goodwill generated by their acquisitions treated as regulatory capital." According to the Federal Circuit Court of Appeals, "all of the subject contracts left the Bank Board (and OTS) free to regulate in accordance with subsequent acts of Congress, specifically FIRREA. Thus, there was no contractual promise by the government which could be breached."

Approximately one and one-half months later, on July 7, 1993, in Hughes
                                                                 ------
Communications Galaxy, Inc. v. United States (Hughes) a different panel of the
- --------------------------------------------
Federal Circuit Court of Appeals issued what has generally been interpreted as an opposite ruling from that given in the Test Cases on another government breach of contract dispute. In Hughes, which was not a case involving depository institutions, the Federal Circuit Court of Appeals determined that there was a breach of contract by the government, and in doing so, apparently rejected some of the same arguments advanced by the government and accepted by the Federal Circuit Court of Appeals in the Test Cases. Although the government in Hughes petitioned the Federal Circuit Court of Appeals for a rehearing and an en banc hearing, on October 26, 1993, both were denied. The Federal Circuit Court of Appeals, however, did vacate the panel decision in the Test Cases, which decision was in favor of the government's position, and ordered an en banc hearing. Briefing for that hearing has been completed and oral arguments took place in February 1994. No decision on such rehearing has been rendered by the Federal Circuit Court of Appeals at this time. Recently, a panel of the Court of Appeals for D.C. issued a clarification of its Transohio decision indicating that its analysis in that decision was solely directed at an action for injunctive relief and did not address the merits of a claim for money damages in the Claims Court.

Another supervisory goodwill case, Resolution Trust Corporation v. FSLIC (the
                                   -------------------------------------
Resolution Trust Corporation), was recently decided by the Court of Appeals for the 10th Circuit (the 10th Circuit Court of Appeals) in favor of the purchasers of Security Federal from the FSLIC, which purchase was made prior to FIRREA. Pursuant to an arrangement with the FSLIC, the purchasers infused $6 million in Security Federal, an insolvent institution, and thereby saved the FSLIC the cost of liquidating Security Federal. Even with such capital infusion, were it not for the treatment of supervisory goodwill as capital, Security Federal would have remained significantly under-capitalized at the time, and thereby would have had to have been liquidated by the FSLIC.

As a result of the restriction on the use of supervisory goodwill as capital pursuant to FIRREA and resulting OTS regulations, the OTS determined that Security Federal was insolvent and in February 1990 ordered the purchasers to infuse additional capital into it. In March of 1990, the purchasers notified the OTS that they were rescinding the agreement to acquire the institution, tendered their stock to the OTS, and requested the return of their capital contribution. The OTS refused the tender, and the purchasers filed suit seeking rescission and restitution for breach of contract. In Resolution Trust Corporation, the FDIC and the OTS appealed a district court's summary judgment ruling in favor of the purchasers for breach of contract, which held that the treatment of goodwill as regulatory capital was an express term of the overall contractual agreement. The 10th Circuit Court of Appeals affirmed the lower court's ruling and stated that "because the Agencies breached their agreement to treat supervisory goodwill...as assets for regulatory purposes, we [the Court] agree that the investors [i.e., purchasers] properly rescinded the agreement and thus are entitled to restitution." The Government has decided not to seek Supreme Court review of the decision of the 10th Circuit Court of Appeals.

Northeast cannot predict when the Federal Circuit Court of Appeals will render any decision on the test cases, or the nature of any such decision and its effect on Northeast Savings' pending goodwill litigation in the Claims Court.
In addition, the Claims court's initial decision in the Test Cases did not address the amount of damages, if any; therefore, questions regarding the amount of damages are not subject to the current appeal pending in the Federal Circuit Court of Appeals. Northeast anticipates that even if the Federal Circuit Court of Appeals renders a decision in the Test Cases that is favorable to the claims made by Northeast Savings in its goodwill litigation, a final judicial determination, if any, as to Northeast Savings' pending goodwill litigation, after addressing the issue of damages and the resolution of all appeals, including likely appeals to the Supreme Court, will not occur for an extended period of time; and even if Northeast Savings attains a final money judgment in its goodwill litigation, as to which no prediction can be made, the amount of any such judgment is highly uncertain. No amount has been recorded on Northeast's financial statements based on any possible recovery by Northeast under the litigation.

In connection with the formation of Northeast Federal Corp. as the holding company of the Association, the Association sought the consent of the FDIC to exchange the Adjustable Rate Preferred Stock, Series A, of the Association, then owned by the FDIC as administrator of the FSLIC Resolution Fund, for Adjustable Rate Preferred Stock, Series A of Northeast Federal Corp. As a condition to its consent of the exchange of the adjustable rate preferred stock, the FDIC required Northeast Savings to agree not to seek monetary damages or any other form of monetary relief from the FDIC arising out of or relating to the claims asserted in the complaint for declaratory judgment and injunctive relief filed against the FDIC and the OTS and to moot certain issues related to the adjustable rate preferred stock. The release of the FDIC, however, did not restrict Northeast Savings' ability to pursue its claim for injunctive relief in the action or to seek any other equitable remedy in connection with the claims asserted in the litigation, provided that such remedy would not involve the payment of money by the FDIC. Further, the execution of the release did not alter or otherwise affect the positions that the parties to the litigation have taken or may take. Issues related to the adjustable rate preferred stock issued by Northeast Savings to the FSLIC Resolution Fund are mooted, as provided in a Mootness Agreement executed concurrently with the release. The release is exclusive to the FDIC and is not extended to any other governmental agency, including but not limited to the OTS. The execution of the release does not prejudice any new claims that may arise with respect to the FDIC or the OTS regarding the capital treatment of Northeast Savings' equity. Finally, the release is null and void in the event that the OTS refuses to permit Northeast Federal Corp.'s Adjustable Rate Preferred Stock, Series A, to be treated as core capital by Northeast Savings. As discussed previously, in conjunction with the acquisition of four Rhode Island financial institutions, on May 8, 1992, the Company repurchased all of the adjustable rate preferred stock from the FSLIC Resolution Fund, administered by the FDIC. Nothing in the agreement to repurchase the adjustable rate preferred stock alters, impairs, or otherwise affects the validity or enforceability of the Mootness Agreement or the Release and the parties have agreed that the Mootness Agreement and the Release remain in full force and effect.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

At December 31, 1994, the following persons were executive officers of the Company as defined by Rule 405 of Regulation C of the Securities and Exchange Commission.

KIRK W. WALTERS, Director, Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer

JOANN DOLAN, Executive Vice President - Loan Administration and Operations of the Association

DANIEL J. STEINMETZ, Executive Vice President - Commercial Lending of the Association

VICTOR VRIGIAN, Executive Vice President - Retail Banking of the Association

LYNNE C. WILSON, Senior Vice President, Controller and Principal Accounting Officer of the Company and the Association

The following information concerns the executive officers of the Company:

KIRK W. WALTERS (age 39), was elected Chairman of the Board on May 20, 1994, Chief Executive Officer in November 1993, effective January 1, 1994 and President and Chief Operating Officer of the Company in September 1991. In connection with the holding company reorganization in April 1990, he was elected Senior Executive Vice President and Chief Financial Officer of the Company. He joined Northeast Savings in April 1989 as Executive Vice President and Controller. He was elected Senior Executive Vice President and Chief Financial Officer of Northeast Savings in September 1989, and was elected to the position of President and Chief Operating Officer of Northeast Savings in September 1991 and Chief Executive Officer of Northeast Savings in November 1993, effective January 1, 1994. He was elected to the Board of Directors in 1990. He joined Northeast Savings from California Federal Bank, a subsidiary of Calfed, Inc., where he was Senior Vice President and Controller. Prior to that, he worked for Atlantic Richfield Company and prior to that, he served on the audit staff of Coopers & Lybrand.

JOANN DOLAN (age 43) was elected Executive Vice President - Loan Administration and Operations of the Association in May 1993. She joined the Association in 1987 as Vice President of Planning Administration and was elected to the position of Senior Vice President of Consumer Lending in October of 1989. She was elected to the position of Executive Vice President, Consumer Lending and Loan Administration in March of 1990.

DANIEL J. STEINMETZ (age 42) was elected Executive Vice President - Commercial Lending of the Association in December 1993. He formerly served as Senior Vice President of Commercial Lending. He joined the Association in November 1988. Prior to that time, he was Vice President and Regional Manager at Bank of Boston, Connecticut.

VICTOR VRIGIAN (age 38) was elected Executive Vice President - Retail Banking of the Association in April 1993. He served as Vice President of Deposit Products from February of 1987 through June of 1990, at which time he was elected Senior Vice President of Marketing.

           SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
                                  (continued)



LYNNE C. WILSON (age 32), was elected Senior Vice President, Controller and Principal Accounting Officer of the Company and the Association in April 1993. She was formerly Senior Vice President and Controller and Vice President - Loan Accounting, of the Association. She joined the Association in 1989. Previously, she was an audit manager with Ernst & Young.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Northeast Federal Corp.'s common stock is traded on the New York Stock Exchange under the symbol NSB. Information concerning the prices paid per common share of Northeast Federal Corp.'s common stock appears in Note 24 of the Notes to the Consolidated Financial Statements. On February 28, 1995, 14,974,289 shares of Northeast Federal Corp.'s common stock were issued and outstanding and held by approximately 4,700 holders of record. See Item 6: Selected Financial Data for market prices of the Company's common stock.

The Company has not paid any dividends on its common stock since its reorganization into a holding company structure. The Board of Directors considers the declaration of dividends quarterly, based on the financial condition and capital position of the Company, its results of operations, current economic conditions and industry standards, tax considerations and other factors, including the restrictions regarding dividends as discussed in Item 7:
Management's Discussion and Analysis of Results of Operations and Financial Condition and in Notes 13 and 15 of the Notes to Consolidated Financial Statements, as well as in the Regulatory Capital and Other Requirements section of Item 1: Business.

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

The Company has declared and paid dividends on its $8.50 Cumulative Preferred Stock, Series B in the sum of one share of Series B preferred stock for each $100 of the amount of dividends payable. The amount of dividends payable for the second quarter of 1993 included accumulated and unpaid dividends from the date of issuance (May 8, 1992) through June 30, 1993. The stock dividends declared and paid have been as follows:

                                     1994                  1993
                               -----------------    -------------------
                               Shares   Amount      Shares     Amount
                               ------  ---------    ------   ----------

     First quarter........     8,555   $855,000         -    $      -
     Second quarter.......     8,737    874,000     34,296   3,429,700
     Third quarter........     8,923    892,000      8,203     820,000
     Fourth quarter.......     9,112    911,200      8,377     838,000

            ITEM 6.  SELECTED FINANCIAL DATA

                                                      For the Years         For the Nine Months       For the Years
                                                    Ended December 31,       Ended December 31,      Ended March 31,
                                                 -----------------------    -------------------   ----------------------
                                                    1994         1993              1992              1992        1991
                                                 ----------   ----------    -------------------   ----------   ---------
                                                           (Dollars in Thousands Except Per Share Amounts)

Interest income............................      $  192,711   $  220,376        $  196,345         $  326,946  $  449,077
Interest expense...........................         133,959      147,968           132,910            244,145     364,882
Net interest income........................          58,752       72,408            63,435             82,801      84,195
Provision for loan losses..................           4,900       23,300            16,300             10,200       8,900
Gain (loss) on sale of securities, net.....           7,283        5,625             4,100              1,991      (2,728)
Gain on sale of loans, net.................          13,813        1,939             1,870              2,532       4,999
General and administrative expenses........          61,039       67,159            50,055             61,510      65,763
Supervisory goodwill amortization and
  valuation adjustments....................              -            -             58,570              3,971       5,294
SAIF insurance and OTS assessments.........           8,759        8,414             6,222              8,130       8,464
Expenses for real estate and other
  assets acquired in settlement of loans...          13,203       17,606             9,652              5,702       1,491
Income (loss) before extraordinary items...          10,966      (14,139)          (59,234)             4,490       7,149
Extraordinary items, net of income taxes...              -            -                 -                  95       4,579
Cumulative effect of change in
  accounting principle.....................              -            -                 -               1,022          -
Net income (loss)..........................          10,966      (14,139)          (59,234)             5,607      11,728
Preferred stock dividend requirements......           3,532        4,501             4,652              8,506       8,765
Income (loss) per common share before
  extraordinary items:
    Primary................................             .52        (1.75)           (11.16)              (.70)       (.28)
    Fully diluted..........................             .52           *                 *                  *           *
Income (loss) per common share before
  cumulative effect of change in
  accounting principle:
    Primary................................             .52        (1.75)           (11.16)              (.69)        .52
    Fully diluted..........................             .52           *                 *                  *           *
Net income (loss) per common share:
    Primary................................             .52        (1.75)           (11.16)              (.51)        .52
    Fully diluted..........................             .52           *                 *                  *           *
Weighted average yield on interest-
  earning assets...........................            5.82%        5.88%             7.16%              8.69%       9.58%
Weighted average yield on interest-
  bearing liabilities......................            4.04%        3.91%             4.78%              6.48%       7.79%
Net interest rate spread...................            1.78%        1.97%             2.38%              2.21%       1.79%

                                                                   December 31,                            March 31,
                                                  ----------------------------------------------      --------------------
                                                     1994           1993            1992                1992       1991
                                                  ----------     ----------  -------------------     ----------   ----------
Total assets...............................       $3,345,572     $3,920,027      $3,910,104          $3,821,342   $4,546,223
Investments................................          367,836        288,976         275,120             511,361      318,390
Mortgage-backed securities.................        1,779,537      1,343,772         885,246             680,752    1,370,667
Loans......................................          952,714      1,922,257       2,311,110           2,364,443    2,586,395
Rhode Island covered assets................           82,236        105,625         151,828                  -            -
Supervisory goodwill.......................               -              -               -               59,553       84,420
Retail deposits............................        2,393,084      2,952,082       3,205,654           3,462,339    3,292,932
Brokered deposits..........................               -          25,135          25,135              25,708      113,540
FHLB advances..............................          203,527        373,000         140,000              43,239      495,177
Securities sold under agreements
  to repurchase............................          504,245        294,809         291,014              12,747      366,782
Other borrowings...........................           42,243         38,442          35,550                 560        1,030
Stockholders' equity.......................          138,900        132,513         137,573             191,024      182,832

SELECTED RATIOS:(1)
- ---------------
Return on average assets...................              .31%          (.36)%         (2.03)%               .14 %        .24%
Return on average common equity............             8.10%        (24.51)%        (88.48)%             (3.28)%        3.96
Average equity to average assets ratio.....             3.83%          3.36 %          4.41 %              4.74 %        3.58
Book value per common share................       $     6.63     $     6.83      $     8.42          $    12.21    $    12.20
Tangible book value per common share.......             6.63           6.83            8.42                1.79          1.88

OTHER DATA:
- ----------
Branch offices at period end...............               33             51              54                  45            38
Number of employees (full-time
  equivalents).............................              552            901           1,036                 956           879
Market prices of common stock:
  High.....................................       $   10 1/2     $    7 1/2      $    7 1/8          $    7 1/2    $    6 3/8
  Low......................................            4 3/8          3 3/4               3               1 3/4         1 1/4
  At period end............................            8 3/8          4 3/8           6 5/8               6 5/8         3 3/8

      *     Antidilutive
     (1) For comparative purposes, ratios for the nine months ended December 31, 1992 have been annualized to reflect twelve months of activity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Northeast Federal Corp. reported a net income of $11.0 million for the year ended December 31, 1994 which met the projections issued by the Company in May 1994 that it would have net income for 1994 of $9 million to $11 million. In addition, during 1994 the Company met its goals of (1) refocusing its franchise to concentrate on the four primary markets in which it has its greatest presence and potential for growth: the capital region of New York state, Hartford, Connecticut, and Springfield and Worcester, Massachusetts; (2) reducing its overall level of non-performing assets and (3) increasing its capital levels to become a well capitalized thrift.

In June 1994, Shawmut National Corporation acquired ten branches of Northeast Savings. Five of the branches were in eastern Massachusetts, and the remaining five were in Rhode Island. At the time of sale, deposits in these branches totalled approximately $410.8 million. In July and August 1994, the Company also sold its four San Diego, California branches and its single branch on Cape Cod, with total aggregate deposits of approximately $102.0 million among the five branches.

In addition, Northeast Savings restructured its mortgage portfolio and reduced its exposure in the California real estate market by closing a mortgage lending operation in San Diego, California and discontinuing the origination of new loans in that state. The Company also closed its mortgage lending office in Denver, Colorado. On March 24, the Company completed the sale of $876.1 million of adjustable rate single-family residential mortgage loans, of which $40.5 million were non-performing. Of the total loans sold, 93% were secured by California properties. As a result, the loan portfolio declined to $952.7 million at December 31, 1994 from $1.9 billion at December 31, 1993.

During April and May 1994, Northeast Savings completed a series of transactions in which it sold virtually all of its foreclosed real estate in California, thus, further significantly reducing its level of geographic risk in California. In December 1994, the Company sold Westledge Real Estate, a real estate brokerage firm, which has been part of Northeast Savings since February of 1991. Total REO at December 31, 1994 decreased to $13.2 million from $75.0 and $99.4 million at December 31, 1993 and 1992, respectively.

As a result of the sale of loans and REO and an overall improvement in delinquencies, asset quality improved significantly throughout 1994 as delinquencies and non-performing assets decreased throughout the year. Total non-performing assets were 1.27% of total assets at December 31, 1994, compared to 3.63% and 4.97% at December 31, 1993 and 1992. Non-accrual loans were $29.3 million at December 31, 1994 compared to $67.5 million and $95.0 million at December 31, 1993 and 1992, respectively.

Due to the sharp reduction in non-performing assets and a significant reduction in credit risk exposure in the residential mortgage loan portfolio, the provision for loan losses totaled $4.9 million in 1994 compared to $23.3 million in 1993 and $16.3 million for the nine months ended December 31, 1992. REO operations expenses totalled $13.2 million for the year ended December 31, 1994 compared to $17.6 million for the twelve months ended December 31, 1993 and $9.7 million for the nine months ended December 31, 1992.

On June 11, 1994, Northeast Federal signed a definitive agreement for its acquisition by Shawmut National Corporation through a merger of Northeast Federal and a subsidiary of Shawmut. Shawmut and Northeast filed all applications for regulatory approval of the merger during the quarter ended December 31, 1994. Certain approvals have been received and other applications remain pending. The Company has established a record date of February 10, 1995 and scheduled a special stockholders meeting on March 17, 1995 to vote on the agreement and plan of merger. Shareholders of record as of February 10, 1995 will be eligible to vote. On February 1, 1995, Fleet and Shawmut signed a definitive agreement for a strategic merger. Fleet indicated that the merger is expected to be completed in the fourth quarter of 1995 and is subject to approvals by federal and state bank regulators and the shareholders of both companies.

In addition, see the proxy statement dated February 10, 1995 for a special meeting of stockholders to consider the agreement and plan of merger with Shawmut National Corporation regarding projections of earnings for 1995 and 1996.

The results of operations for 1994 and changes in the Company's financial condition in 1994 are discussed in more detail in the sections that follow.

RESULTS OF OPERATIONS

Northeast Federal Corp. and consolidated subsidiaries reported net income of $11.0 million for the year ended December 31, 1994 and a primary and fully diluted net income per common share of $.52 after preferred stock dividend requirements. For the year ended December 31, 1993, the Company reported a net loss of $14.1 million and a primary and fully diluted net loss per common share of $1.75 after preferred stock dividend requirements, which compared to a net loss of $59.2 million and a primary and fully diluted net loss per common share of $11.16 after preferred stock dividend requirements for the nine months ended December 31, 1992. The loss in 1993 was precipitated largely by an increase in the provision for loan losses, a reduced net interest margin, and higher expenses related to real estate and other assets acquired in settlement of loans
(REO). The net loss of $59.2 million for the nine months ended December 31, 1992 was substantially due to the Company's $56.6 million reduction in the value of its supervisory goodwill.

Interest Income and Expense
- ---------------------------

Northeast Savings' principal source of earnings is its net interest income. Net interest income depends primarily upon the difference, or interest rate spread, between the combined weighted average yield the Association earns from its net loans, mortgage-backed securities, and investment portfolio (together, the interest-earning assets) and the combined weighted average rate paid on deposits and borrowings (together, the interest-bearing liabilities). Interest rate spread is affected by changes in the level of non-performing loans as well as by various external factors, including national and regional economic trends governing general interest rates, changes in accounting rules, changes in federal legislation, loan demand, deposit flows, and competition for deposit funds and mortgage loans. When the balance of interest-earning assets equals or exceeds the balance of interest-bearing liabilities, net interest income as a percent of interest-earning assets will equal or exceed the interest rate spread. When the balance of the interest-earning assets is less than the balance of the interest-bearing liabilities, net interest income as a percentage of interest-earning assets will be less than the interest rate spread.

Total interest income was $192.7 million, $220.4 million, and $196.3 million for the years ended December 31, 1994 and 1993 and for the nine months ended December 31, 1992. The decrease in total interest income for the year ended December 31, 1994 when compared to the same period in 1993 was due primarily to a decrease in average interest-earning assets to $3.3 billion from $3.7 billion, and by a decrease of 6 basis points in the weighted average yield earned on interest-earning assets, to 5.82% for the year ended December 31, 1994 from 5.88% for the same period in 1993.

The increase in total interest income for the year ended December 31, 1993 when compared to the nine months ended December 31, 1992, was due primarily to a longer reporting period, which increased total interest income by $65.4 million. However, primarily as a result of a 128 basis point decrease in the weighted average yield on interest-earning assets from 7.16%, total interest income increased by only $24.0 million.

The weighted average yields on the Association's principal categories of interest-earning assets were as follows for the periods indicated.

                                        For the Year Ended          For the Nine Months Ended
                                          December 31,                      December 31,
                                        ------------------          -------------------------
                                          1994       1993                      1992
                                        ---------  -------          -------------------------
                                                                           (Annualized)
Investment securities, net.......         5.32%     4.91%                     5.40%
Mortgage-backed securities, net..         5.36%     5.15%                     6.70%
Loans, net.......................         6.51%     6.27%                     7.45%

The table below presents the Association's loans, before consideration of allowances for losses, deferred fees, discounts, and other items, and mortgage-backed securities at December 31, 1994 and the primary indexes which dictate their repricing:

                                                           Loans                                 Mortgage-backed Securities
                                            --------------------------------------       -------------------------------------
                                                Balance at                                  Balance at
                                            December 31, 1994       % of Portfolio       December 31, 1994      % of Portfolio
                                            -----------------       --------------       -----------------      --------------
                                                                           (Dollars in Thousands)
One-year adjustable rate:
      One-Year Treasury Constant Maturity..   $    559,602            57.18%                 $  1,078,639           60.59%
Six-month adjustable rate:
      One-Year Treasury Constant Maturity..         82,616             8.44                        61,143            3.44
Other adjustable rate......................        171,553            17.53                       185,207           10.40
Fixed rate.................................        160,036            16.36                       433,191           24.33
Available-for-sale.........................          4,812              .49                        22,037            1.24
                                                ----------           ------                     ---------          ------
                                              $    978,619           100.00%                 $  1,780,217          100.00%
                                                ==========           ======                     =========          ======

A portion of the Association's loans and mortgage-backed securities are tied to indexes other than the primary ones noted above. However, no significant portion of the Association's portfolios is tied to any one of these other individual indexes. The One-Year Treasury Constant Maturity Index was 7.21%, 3.61% and 3.62% at December 31, 1994, 1993 and 1992, respectively.

The yield earned by the Association on its interest-earning assets for the year ended December 31, 1994 was impacted by a shift in the composition of the Company's assets. For the year ended December 31, 1993, single-family residential real estate loans earning an average rate of 6.15%, comprised 58.6% of average earning assets, while mortgage-backed securities, earning an average rate of 5.15%, made up only 28.1% of average earning assets. However, in late 1993 in order to mitigate credit risk and to enhance its risk-based capital ratios, the Company converted over $300 million of loans into mortgage-backed securities. In addition, a large portion of the proceeds from the March 1994 sale of $876.1 million of primarily California residential loans was invested in mortgage-backed securities. As a consequence, for the year ended December 31, 1994, single-family residential real estate loans earning an average of 6.30% comprised only 32.6% of average earning assets, while mortgage-backed securities earning an average of 5.36% totaled 50.7% of average earning assets.

Due in part to the branch sales during 1994 the balance sheet was reduced, which led to lower interest expense for the year ended December 31, 1994 compared to the same period in 1993. Total interest expense was $134.0 million, $148.0 million and $132.9 million for the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992. During the year ended December 31, 1994, the cost of funds increased 13 basis points to 4.04% while during the year ended December 31, 1993, the cost of funds decreased to 3.91%, 87 basis points lower than in the nine months ended December 31, 1992. Average interest-bearing liabilities were $3.3 billion, $3.8 billion and $3.7 billion for the years ended December 31, 1994 and 1993 and for the nine months ended December 31, 1992, respectively.

Net interest income totaled $58.8 million, $72.4 million, and $63.4 million for the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992, respectively. The following table presents the primary determinants of the Company's net interest income for the periods presented:


                                                              For the Year Ended                          For the
                                                                 December 31,                       Nine Months Ended
                                                      -------------------------------------            December 31,
                                                            1994                1993                       1992
                                                      ---------------    ------------------         -----------------
                                                                       (Dollars in Thousands)
  Average interest earning assets...........              $3,310,348          $3,745,278                $3,656,916
  Average interest bearing liabilities......               3,316,533           3,788,210                 3,691,602
                                                          ----------          ----------                ----------

  Excess of average interest-bearing lia-
    bilities over average interest-
    earning assets..........................              $    6,185          $   42,932                $   34,686
                                                          ==========          ==========                ==========

  Yield earned on average interest-earning                      5.82%               5.88%                     7.16%
    assets..................................
  Rate paid on average interest-bearing                         4.04                3.91                      4.78
    liabilities.............................                  ------              ------                    ------

  Net interest rate spread..................                    1.78%               1.97%                     2.38%
                                                              ======              ======                    ======
  Net interest rate margin..................                    1.77%               1.93%                     2.34%
                                                              ======              ======                    ======
  Total interest income.....................              $  192,711          $  220,376                $  196,345
  Total interest expense....................                 133,959             147,968                   132,910
                                                          ----------          ----------                ----------
  Net interest income.......................              $   58,752          $   72,408                $   63,435
                                                          ==========          ==========                ==========

The decrease in the interest rate spread and margin were due primarily due to the shift in the composition of the balance sheet from higher earning single-family residential loans to lower earning mortgage-backed securities and to the increase in the cost of borrowings for the year being more rapid than increases on yields earned. Since 1992, deposit cash flows have been impacted by the lowest level of market interest rates in thirty years. Depositors who had been accustomed to receiving a higher level of interest income than has been available on Northeast Savings' deposit products have withdrawn their funds. The outflow of depositor funds has been made up by borrowings costing 4.83% for the year ended December 31, 1994 compared to 3.79% for the year ended December 31, 1993.

For the year ended December 31, 1993, the interest rate spread decreased to 1.97%, compared to 2.38% for the nine months ended December 31, 1992. The net interest rate margins for the same respective periods were 1.93% and 2.34%. The decrease was primarily due to the high level of refinancing during the low interest rate environment in 1993. As refinanced loans with relatively higher rates were replaced by loans whose initial coupon rate was often lower than 4%, the Association's yield on interest-earning assets decreased. For the year ended December 31, 1993, the average rate on single-family residential real estate loans was 6.15%, compared to 7.33% for the nine months ended December 31, 1992. The interest rate margin is calculated by dividing annualized net interest income by average total earning assets.

In addition, the average level of non-performing loans has a negative impact on the interest spread, lowering the spread by 7, 14 and 26 basis points for the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992.

The table below summarizes the Consolidated Rate/Volume Tables, which present the degree to which changes in the Association's interest income, interest expense, and net interest income are due to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities.

                                                                                    Year Ended
                                                                             December 31, 1994 versus
                                                                                    Year Ended
                                                                                 December 31, 1993
                                                             ------------------------------------------------------
                                                                                Amount of increase
                                                                           (decrease) due to change in:
                                                             ------------------------------------------------------
                                                                                            Rate/
                                                                 Volume          Rate       Volume       Total
                                                             -------------  ------------  -----------  -----------
                                                                                  (In Thousands)
        Interest income:
         Loans receivable...........................         $(69,302)           $ 3,506     $(1,714)    $(67,510)
         Other interest-earning assets..............           34,403              3,475       1,967       39,845
                                                              -------             ------      ------      -------
              Total interest income.................          (34,899)             6,981         253      (27,665)
                                                              =======             ======      ======      =======

       Interest expense:
         Deposits...................................          (14,563)            (5,523)        809      (19,277)
         Borrowings.................................           (1,900)             7,279        (111)       5,268
                                                              -------             ------      ------      -------
              Total interest expense................          (16,463)             1,756         698      (14,009)
                                                              -------             ------      ------      -------

       Change in net interest income................         $(18,436)           $ 5,225     $  (445)    $(13,656)
                                                              =======             ======      ======      =======

                                                                                      Year Ended
                                                                                December 31, 1993 versus
                                                                                    Nine Months Ended
                                                                                    December 31, 1992
                                                             ---------------------------------------------------------------
                                                                                    Amount of increase
                                                                               (decrease) due to change in:
                                                             ---------------------------------------------------------------
                                                                                            Rate/
                                                                 Volume          Rate       Volume        Timing      Total
                                                             ------------     ---------    --------      -------    --------
                                                                                       (In Thousands)
        Interest income:
         Loans receivable...........................         $   (110)         $(26,553)    $  (260)     $43,012     $16,089
         Other interest-earning assets..............            6,289           (18,642)     (2,139)      22,434       7,942
                                                              -------           -------      ------       ------      ------
              Total interest income.................            6,179           (45,195)     (2,399)      65,446      24,031
                                                              -------           -------      ------       ------      ------

       Interest expense:
         Deposits...................................          (17,712)          (28,662)      3,057       40,556      (2,761)
         Borrowings.................................           27,674            (1,688)    (11,108)       2,941      17,819
                                                              -------           -------     -------       ------      ------
              Total interest expense................            9,962           (30,350)     (8,051)      43,497      15,058
                                                              -------           -------     -------       ------      ------

       Change in net interest income................         $ (3,783)         $(14,845)    $ 5,652      $21,949     $ 8,973
                                                              =======           =======     =======       ======      ======

The tables above indicate that total interest income during the year ended December 31, 1994 versus the year ended December 31, 1993 was positively affected by $7.0 million from the increase in average yield realized on interest- earning assets, and negatively impacted by $34.9 million from the decrease in the level of interest earning assets. Total interest expense was impacted by $1.8 million from the increase in the average cost of interest-bearing liabilities, particularly the increase in borrowings, and favorably impacted by $16.5 million from a reduction in the level of average interest-bearing liabilities. Net interest income was negatively impacted by $18.4 million due to changes in the levels of interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses
- -------------------------

The provision for loan losses for the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992 was $4.9 million, $23.3 million and $16.3 million, respectively. The decrease was due to a reduction in non-performing assets and a significant reduction in credit risk exposure in the residential mortgage loan portfolio which resulted from the sale of $876.1 million of adjustable rate single-family real estate loans in March 1994.

The allowance for loan losses at December 31, 1994 was $16.5 million lower than at December 31, 1993, due to the change in the loan portfolio risk. The factors considered in determining the adequacy of the allowance for loan losses on the Association's loan portfolio are management's judgment regarding prevailing and anticipated economic conditions, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Association, the overall loan portfolio quality, and the level of loan charge-offs. The most recent examination of the Association by the OTS was completed in the third quarter of 1994. The activity in the allowance for loan losses for the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992 can be found in Note 7 to the Consolidated Financial Statements. Although management believes that the allowance for loan losses is adequate at December 31, 1994, based on the quality of the loan portfolio at that date, further additions to the allowance may be necessary if a change in market conditions was to occur.

Net charge-offs for the periods indicated by type of loan were:

                                                         For the Year
                                                       Ended December 31,                       For the Nine Months
                                         -----------------------------------------------         Ended December 31,
                                                   1994                      1993                        1992
                                         ------------------------    -------------------         -------------------
                                                                    (Dollars in Thousands)
Single-family residential real
  estate loans..........................       $(5,304)                 $(14,659)                   $(12,297)
Consumer loans..........................           (19)                        5                         (67)
Residential construction loans..........            -                         -                           -
Income property loans...................          (102)                   (1,395)                         -
                                               -------                  --------                    --------
  Total net charge-offs.................       $(5,425)                 $(16,049)                   $(12,364)
                                               =======                  ========                    ========

As a percent of average loans...........           .46%                      .69%                        .54%
                                               =======                  ========                    ========

The decrease in single-family residential real estate loan net charge-offs for the year ended December 31, 1994 was due to the reduction of the credit risk in this portfolio, which resulted from the aforementioned sale of adjustable rate single-family real estate loans in March 1994. In addition, management believes that the decrease in single-family residential real estate loan net charge-offs is indicative of a declining level of non-performing assets and a stabilization of housing values in the Company's primary market areas. The higher levels of single-family residential real estate loan net charge-offs for the year ended December 31, 1993 and the nine months ended December 31, 1992 was due to general economic conditions, particularly the recessions in New England and California in 1992 which continued into 1993. The increase in charge-offs on income property loans for the year ended December 31, 1993 resulted from the sale in April 1993 of the Association's portion of an income property loan participation. The Association's portion of this participation had been included in non-accrual loans since March 15, 1992.

NON-PERFORMING ASSETS. The risks and uncertainties involved in originating loans may result in loans becoming non-performing assets. Non-performing assets include non-accrual loans and real estate and other assets acquired in settlement of loans.

The following table presents the Association's non-performing assets and restructured loans at the dates indicated.

                                                                    December 31,
                                                ---------------------------------------------------
                                                     1994               1993               1992
                                                --------------       ----------         -----------
                                                                 (Dollars in Thousands)
Non-accrual loans:
  Single-family residential real estate.          $27,259             $ 65,770           $ 87,949
  Consumer................................            902                1,315              1,741
  Income property.........................          1,170                  377              5,299
                                                  -------             --------           --------
    Total non-accrual loans...............         29,331               67,462             94,989
                                                  -------             --------           --------
REO:
  Single-family residential...............         11,196                 57,165             83,605
  Hotels..................................             -                   6,453              6,408
  Apartment building......................             -                   5,270              4,464
  Real estate brokerage operations........             -                   1,744              1,544
  Office, retail, industrial                        1,376                  3,357              2,499
    complexes; land.......................
  Residential subdivisions................            620                    973                856
                                                  -------               --------           --------
    Total REO.............................         13,192                 74,962             99,376
                                                  -------               --------           --------
    Total non-performing assets...........        $42,523               $142,424           $194,365
                                                  =======               ========           ========
Restructured loans........................        $    -                $  1,641           $  1,100
                                                  =======               ========           ========
Total non-accrual loans as a percent of              3.00%                  3.44%              4.06%
  total gross loans receivable............        =======               ========           ========

Total non-performing assets as a                     1.27%                  3.63%              4.97%
  percent of total assets.................        =======               ========           ========

Activity within the non-performing asset portfolio was as follows:

                                                                          For the Year Ended
                                                                            December 31,
                                                               ---------------------------------------
                                                                        1994               1993
                                                               -----------------      ----------------
                                                                 (In Thousands)        (In Thousands)
Loans
- -----
Beginning balance......................................         $ 67,462                 $ 94,989
New non-performing loans...............................           28,926                   39,215
Net recoveries (charge-offs)...........................             (197)                       5
Returned to accrual status.............................           (5,545)                  (2,621)
Loan sales.............................................          (40,500)                      -
Payoffs................................................           (8,740)                  (2,898)
Transfers to REO through foreclosure...................          (12,075)                 (61,228)
                                                                --------                 --------
Ending balance.........................................         $ 29,331                 $ 67,462
                                                                ========                 ========

Real estate owned
- -----------------
Beginning balance......................................         $ 74,962                 $ 99,376
Acquisitions of properties through                                12,075                   61,228
  foreclosure..........................................
Writedowns.............................................           (9,581)                 (10,082)
Sales, dispositions and other..........................          (64,264)                 (75,560)
                                                                --------                 --------
Ending balance.........................................         $ 13,192                 $ 74,962
                                                                ========                 ========

The above information is not available for the nine months ended December 31, 1992.

The following table sets forth the effect of non-performing and restructured loans on interest income for the periods indicated.


                                                   For the Year Ended                     For the Nine Months Ended
                                                        December 31,                              December 31,
                                      ------------------------------------------------
                                                1994                       1993                     1992
                                      -------------------------   ------------------------   -------------------------
                                      Non-Accrual  Restructured  Non-Accrual  Restructured   Non-Accrual  Restructured
                                      -----------  ------------  -----------  ------------   -----------  ------------
                                                                           (In Thousands)
Principal....................           $29,331      $     -      $67,462         $1,641        $94,989       $1,100
                                        =======       =======      ======        =======         ======        =====
Gross amount of interest that
 would have been recorded
 during the period at the
 original rate................          $ 2,296      $     -      $ 4,810         $   59        $ 5,580       $  172

Interest recorded in income...              379            -        1,341             41          1,297           68
                                        -------      --------     -------         ------        -------       ------
Interest income not recognized          $ 1,917      $     -      $ 3,469         $   18        $ 4,283       $  104
                                        =======       =======      ======        =======         ======       ======

Non-performing assets decreased $99.9 million to $42.5 million at December 31, 1994 as a result of the Association's increased efforts to reduce the amount of such assets. The Association seeks to reduce nonperforming assets by aggressively pursuing loan delinquencies through collection and foreclosure processes and, if foreclosed, disposing rapidly of the acquired real estate.

During the first and second quarters of 1994, as part of its efforts to dispose of foreclosed real estate more rapidly, the Association sold virtually all of its foreclosed properties in California in a series of three transactions. The sale is discussed further in "Real estate and other assets acquired in settlement of loans." Including this sale, the Association sold approximately $64.3 million in foreclosed single-family residential real estate in 1994, compared to $76.7 million in 1993.

Non-accrual loans.  Non-accrual loans are loans on which the accrual of interest
- -----------------
has been discontinued. The Association's policy is to discontinue the accrual of interest on loans when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current, the Association discontinues accruing interest on that loan when a foreclosure is brought about by other owner defaults. When interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected. Non-accrual loans at December 31, 1994 were $29.3 million, compared to $67.5 million and $95.0 million at December 31, 1993 and 1992, respectively. At December 31, 1994, 1993 and 1992, the Association had no loans more than ninety days past due on which it was accruing interest.

Below is a table which summarizes Northeast Savings' gross loan portfolio and non-accrual loans as a percentage of gross loans by state and property type at December 31, 1994.

                     Single-Family
                      Residential                                Residential
                      Real Estate            Consumer            Construction            Income Property             Total
                   -------------------   ------------------  --------------------     ---------------------    -----------------
                              Non-                 Non-                  Non-                       Non-                Non-
                              accrual              accrual               accrual                    accrual             accrual
                   Gross      Loan       Gross     Loan      Gross       Loan         Gross         Loan       Gross    Loan
                   Loans      Ratio      Loans     Ratio     Loans       Ratio        Loans         Ratio      Loans    Ratio
                   --------   --------   ------    --------  -------     --------     -------       -------    ------   -------
                                                                           (Dollars in Thousands)
Connecticut        $ 239,379    2.46%     $ 6,523    1.48%     $13,661      -  %      $ 19,723        1.35%   $279,286    2.24%
New York             203,283    5.34       22,310    2.62        6,096      -           18,309          -      249,998    4.58
Massachusetts        149,862    2.36        6,731    2.33          105      -           12,558        7.79     169,256    2.72
California            40,854    6.47          726      -            -       -           15,792          -       57,372    4.61
Florida               36,613    1.18          244     .97           -       -               -           -       36,857    1.18
New Jersey            16,338   14.41          169      -            -       -               -           -       16,507   14.26
New Hampshire          3,315       -          252      -            -       -            3,033          -        6,600      -
Other                153,833     .99        1,547    4.08          943      -            6,420          -      162,743     .98
                     -------               ------               ------                  ------                 -------
Total               $843,477    3.23%     $38,502    2.34%     $20,805      -  %       $75,835        1.54%   $978,619    3.00%
                     =======               ======               ======                  ======                 =======

Northeast Savings' single-family residential non-accrual loans have decreased by approximately 58.6% since December 31, 1993, which is indicative of a declining level of non-accrual loans and a stabilization of housing values in the Company's primary market areas. Virtually all of these residential mortgage non-accrual loans are collateralized by properties with an original loan-to-value ratio of 80% or less. At December 31, 1994, 1993 and 1992, single-family residential non-accrual loans were 92.9%, 97.5%, and 92.6%, respectively, of non-accrual loans. The ratio of the allowance, including the unallocated portion, attributed to single-family residential loans as a percentage of total single-family residential non-accrual loans was 34.4%, 41.3%, and 21.2%, at December 31, 1994, 1993 and 1992, respectively.

The Association's consumer loans, which totaled 4.0% of the total loan portfolio at December 31, 1994, consist primarily of well-seasoned loans collateralized by deposits or real estate. At December 31, 1994, 14.4% of the Association's consumer loans were collateralized by deposits, while 77.6% consisted of loans collateralized by real estate. The Association recorded net recoveries of $19,000 for the year ended December 31, 1994 compared to net charge-offs of $15,000 for the year ended December 31, 1993 and net recoveries of $67,000 for the nine months ended December 31, 1992.

The non-accrual income property loans at December 31, 1994 primarily represent two loans which have been reserved to their estimated fair values based on current appraisals. The Association's income property loan portfolio, totaling 7.8% of the total loan portfolio at December 31, 1994, consists of well-seasoned loans, most of which were originated prior to 1986.

Real estate and other assets acquired in settlement of loans.  The $61.8 million
- ------------------------------------------------------------
decrease in REO at December 31, 1994 from December 31, 1993 was due primarily to a series of three transactions completed during the first and second quarters of 1994. The Association sold virtually all of its foreclosed properties in California in addition to other foreclosed properties. The REO properties sold had a book value of $27.2 million. The Company recorded a $6.5 million loss on these sales. In addition, the Company sold, in the normal course of business during 1994, $43.2 million of REO, including $15.1 million of income property REO during 1994, consisting of two hotels, two apartment buildings, an industrial complex, and the real estate brokerage operations. Included in income property REO of $2.0 million at December 31, 1994 were an industrial building lot, one retail/office building, one single-family residential subdivision, one property zoned for residential development and a residential subdivision purchased as part of the Rhode Island acquisition.

Management believes that the single-family residential real estate market has stabilized in New England.

However, the amount of non-accrual loans and real estate owned may increase if a change in market conditions were to occur.

Non-Interest Income
- -------------------

Non-interest income, which is comprised primarily of fees for services and net gains or losses on the sales of securities and loans, totaled $39.7 million, $17.7 million, and $13.0 million for the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992, respectively. The increase was due to gains recognized on the aforementioned sales of branch offices, the sale of California adjustable rate single-family loans, and to realized capital gains allocated to the Association by two limited partnerships in which the Association invested and which are held in the available-for-sale portfolio offset by lower fees charged to customers as a consequence of the branch sales.

Fees for services result principally from fees received for servicing loans and fees charged to customers. Fees for services totaled $9.0 million, $10.2 million, and $7.1 million for the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992, respectively. Total fees for services are affected by the level of loans serviced for others and by the level of savings deposits.

                                                                                       For the
                                               For the Year Ended                  Nine Months Ended
                                                   December 31,                        December 31,
                                            -------------------------------        -----------------
                                                 1994            1993                     1992
                                            --------------  ---------------        -----------------
                                                            (In Thousands)
Loan servicing fees.........................     $ 2,972        $ 2,627                $   793
Fees charged to customers...................       6,068          7,554                  6,319
                                                  ------         ------                 ------
Total fees for services.....................     $ 9,040        $10,181                $ 7,112
                                                  ======         ======                 ======

For the year ended December 31, 1994, loan servicing fees were impacted by the sale of $164.2 million of GNMA servicing rights in the fourth quarter offset by decreased amortization of excess servicing due to a lower level of prepayments on the Company's loans and mortgage-backed securities in 1994. For the year ended December 31, 1993, loan servicing fees were impacted by higher adjustments to value and to increased amortization of the Association's purchased mortgage servicing rights and deferred excess servicing resulting from higher prepayments on underlying mortgage loans. The following table details fee income earned by the Association on loans serviced for others for the periods indicated.
Interest losses on payoffs occur because, although a borrower may pay off a mortgage early in the month, the Association must still remit an entire month's interest to the investor.

                                                                                       For the
                                               For the Year Ended                  Nine Months Ended
                                                   December 31,                      December 31,
                                      ---------------------------------------      -----------------
                                                 1994            1993                     1992
                                      ---------------------------------------      -----------------
                                                           (In Thousands)
Gross servicing fees..................          $ 8,453        $ 7,326                $ 6,755
Less:
  Amortization........................           (1,946)        (2,674)                (2,316)
  Adjustment to value
    due to prepayments................               -            (993)                (2,407)
  Adjustment to value due to sale of
    servicing rights..................           (2,451)            -                      -
  Interest loss on payoffs............           (1,084)        (1,032)                (1,239)
                                                 ------         ------                 ------
Net servicing fees....................          $ 2,972        $ 2,627                $   793
                                                 ======         ======                 ======

Fees charged to customers were $6.1 million, $7.6 million, and $6.3 million for the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992, respectively.The decrease of $1.5 million in fees during 1994 was mainly due to the aforementioned branch sales.

Non-interest income for the year ended December 31, 1994 and 1993 and the nine months ended December 31, 1992 included net realized gains on securities of $7.3 million, $5.6 million and $4.1 million, respectively, on sales of securities. For the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992, net gains included $7.3 million, $3.6 million and $1.9 million, respectively, on investment securities. For the year ended December 31, 1993 and for the nine months ended December 31, 1992, net gains included $2.0 million and $2.2 million, respectively, on mortgage-backed securities.

Included in these gains, for the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992 were $7.0 million, $2.9 million, and $880,000, respectively, of realized capital gains allocated to the Association by two limited partnerships in which the Association invested and which are held in the available-for-sale portfolio. For further information related to sales of investment securities and mortgage-backed securities, see Notes 5 and 6 to the Consolidated Financial Statements.

Non-interest income for the year ended December 31, 1994 included net gains on sale of loans of $13.8 million compared to $1.9 million for both the year ended December 31, 1993, and the nine months ended December 31, 1992. For the year ended December 31, 1994, total proceeds from sales of loans totaled $951.8 million, $108.2 million of which was due to sales of loans from the available-for-sale portfolio. The remaining proceeds resulted primarily from the sale of California adjustable rate mortgages. For the year ended December 31, 1993, proceeds from sales of loans totaled $279.7 million, $231.2 million of which resulted from sales of loans from the available-for-sale portfolio. For the nine months ended December 31, 1992, proceeds from sales of loans totaled $192.4 million, $184.3 million of which was from the available-for-sale portfolio. The remaining $8.1 million in proceeds resulted from the sale of a whole loan participation which was serviced by another financial institution. The participation was sold because of management's concern over the creditworthiness of that servicer.

Non-Interest Expense
- --------------------

Total non-interest expense totaled $83.0 million, $93.2 million, and $124.5 million for the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992, respectively. The decrease in total non-interest expense for the year ended December 31, 1994 when compared to the same period in 1993 was due to reductions in general and administrative expenses and expenses related to REO. As discussed below, the substantial decrease in non-interest expense for the year ended December 31, 1993 compared to the nine months ended December 31, 1992 was due to a $56.6 million reduction of supervisory goodwill recorded in 1992.

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

General and administrative expenses (compensation and benefits, occupancy and equipment, and other general and administrative expenses) continued to decline, totaling $61.0 million, $67.2 million and $50.1 million for the years ended December 31, 1994, and 1993 and the nine months ended December 31, 1992, respectively. The decrease in 1994 compared to 1993 was due to the reduction in branch offices and mortgage origination offices as well as management's continued efforts to streamline operations offset by

$1.0 million of expenses related to the proposed acquisition of Northeast by Shawmut National Corporation.

The following table summarizes general and administrative expense for the periods indicated:

                                                                                                                 For the
                                                                    For the Year Ended                      Nine Months Ended
                                                                         December 31,                         December 31,
                                                              1994                       1993                     1992
                                                       --------------------     ---------------------   ------------------------
                                                                                (Dollars in Thousands)
Compensation and benefits............................       $ 29,436                     $ 38,748                   $ 28,798
Occupancy and equipment..............................         16,168                       15,399                     11,057
Other general and administrative.....................         18,137                       21,654                     17,203
                                                             -------                      -------                    -------
    Gross general and administrative expenses.                63,741                       75,801                     57,058
Less capitalized direct costs of loan
  originations*......................................          2,702                        8,642                      7,003
                                                             -------                      -------                    -------
    Net general and administrative expenses..........       $ 61,039                     $ 67,159                   $ 50,055
                                                             =======                      =======                    =======
Annualized net general and administrative
  expenses as a percent of average total
  assets.............................................           1.75%                        1.70%                      1.72%
                                                             =======                      =======                    =======

* In accordance with generally accepted accounting principles, certain loan origination costs are deferred and amortized as an adjustment of yield over the life of the loans closed.

As a result of the previously discussed $56.6 million reduction of supervisory goodwill, there was no amortization of supervisory goodwill for the years ended December 31, 1994 and 1993 but there was $2.0 million for the nine months ended December 31, 1992. Expenses relating to real estate and other assets acquired in settlement of loans decreased to $13.2 million for the year ended December 31, 1994, compared to $17.6 million and $9.7 million for the year ended December 31, 1993 and for the nine months ended December 31, 1992, respectively. REO expense for the year ended December 31, 1994 included a loss of $6.5 million on the sale in a series of three transactions of substantially all of the Company's California residential REO portfolio. REO expenses increased in the year ended December 31, 1993 due primarily to a loss of $6.8 million on the sale in a single transaction of a portion of the Company's residential REO portfolio. Included in REO expense for the nine months ended December 31, 1992 were writedowns of $1.0 million on a real estate brokerage operation and $1.5 million on a hotel in Connecticut. With the stabilization of housing values in New England, management anticipates that total REO expense will continue to decrease.

Income Taxes/Cumulative Effect of a Change in Accounting for Income Taxes
- -------------------------------------------------------------------------

Income tax benefit for the years ended December 31, 1994 and 1993 and the nine months ended December 31, 1992 of $442,000, $12.2 million and $5.1 million, respectively, represent federal and state taxes or benefits. For the year ended December 31, 1994, the effective tax rate of (4.2)% differs from the combined federal and state statutory rates primarily as a result of the elimination of the valuation allowance and refund of prior year state taxes (See Note 15:
Income Taxes).

In February 1992, the FASB issued SFAS 109, "Accounting for Income Taxes," which established financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

The Company implemented SFAS 109 for the fiscal year ended March 31, 1992. In accordance with this implementation, the Company recorded $21.1 million in deferred tax assets and $3.6 million in deferred tax liabilities, as well as an additional $1.0 million in income. The additional income was reported separately in the Consolidated Statement of Operations as the cumulative effect of a change in accounting principle. In addition, a valuation allowance was established which reduced the deferred tax assets as of April 1, 1991. Due to the Company's utilization of all remaining net operating loss carryforwards, the valuation reserve was eliminated as of December 31, 1992. Also in accordance with SFAS 109, the Company applied tax benefits of approximately

$20.9 million at April 1, 1991 and another $1.0 million at December 31, 1992 to reduce its supervisory goodwill. At December 31, 1993, a valuation allowance of $4.0 million was established which reduced the deferred tax assets, since it is more likely than not that a portion of these assets will not be realized. At December 31, 1994, the valuaiton allowance of $4.0 million was eliminated due to current evidence supporting the realization of the entire deferred tax asset.
At December 31, 1994 and 1993, the Company's deferred tax asset totaled $40.8 million and $41.7 million and the deferred tax liability totaled $2.0 million and $3.2 million, respectively.

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

In addition, TB 56 adopted transitional provisions which allow regulatory capital to include deferred tax assets that would be reportable under Accounting Principle Board Opinion No. 11 (APB 11) or SFAS No. 96 as of December 31, 1992. Accordingly, at December 31, 1994, 1993 and 1992, the deferred tax assets included in the Association's regulatory capital ratios were calculated in accordance with this transitional guidance.

Quarter Ended December 31, 1994
- -------------------------------

Net income for the quarter ended December 31, 1994 totaled $1.8 million, which resulted in a primary and fully diluted net income per common share of $.06 after preferred stock dividend requirements. This compares with a net loss of $2.9 million for the quarter ended December 31, 1993, which resulted in a primary and fully diluted net loss per common share of $.28 after preferred stock dividend requirements.

Net interest income totaled $15.0 million, compared with $15.7 million for the quarter ended December 31, 1993. The interest rate spread increased to 1.86% for the quarter ended December 31, 1994 from 1.75% for the same quarter last year since the yields earned by the Association responded more to the increase in interest rates during the quarter ended December 31, 1994 than the yields paid by the Association.

Loan charge-offs for the quarter ended December 31, 1994 were $1.1 million, down from $3.2 million for the quarter ended December 31, 1993. The quarterly provision for loan losses was also down, $1.0 million for the quarter ended December 31, 1994, compared to $3.0 million for the same quarter last year. Based on the decreased credit risk in the single-family real estate loan portfolio, management decreased the allowance for loan losses at December 31, 1994 to $11.7 million, compared to $28.3 million at December 31, 1993.

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

The OTS final rule adding an interest rate risk component to its risk-based capital rule became effective January 1, 1994. Under the rule, savings associations are divided into two groups, those with "normal" levels of interest rate risk and those with greater than "normal" levels of interest rate risk. Associations with greater than normal levels are subject to a deduction from total capital for purposes of calculating risk-based capital. Interest rate risk is measured by the change in Net Portfolio Value under a 2.0% change in market interest rates. The Net Portfolio Value is the economic value of an association's assets less the economic value of its liabilities adjusted for the economic value of off-balance-sheet contracts. If an association's change in Net Portfolio Value under a 2.0% change in market interest rates exceeds 2.0% of the estimated economic value of its assets, it will be considered to have greater than normal interest rate risk, and its total capital for risk-based capital purposes will be reduced by one-half of the difference between its measured interest rate risk and the normal level of 2.0%. The rule adjusts the interest rate risk measurement methodology when interest rates are low. In the event that the 3-month Treasury rate is below 4.0%, interest rate risk will be measured under a 2.0% increase in interest rates and under a decrease in interest rates equal to one-half the value of the 3-month Treasury rate. Northeast Savings is required to implement this rule on June 30, 1995.

The following table reflects the regulatory capital position of the Association as well as the current regulatory capital requirements at December 31, 1994 and 1993:

                                     December 31, 1994                         December 31, 1993
                           --------------------------------------      ------------------------------------
                                                 Fully Phased-in                             Fully Phased-In
  Regulatory Capital             Actual            Regulatory            Actual                 Regulatory
     Requirement            Regulatory Capital   Capital Required     Regulatory Capital     Capital Required
  ------------------       -------------------   ----------------     ------------------     ----------------
                                                         (Dollars In Thousands)
  Tangible core capital           $177,291              $ 50,120               $167,244           $ 58,750
    Percent                           5.31%                 1.50%                  4.27%              1.50%

  Core capital                    $177,419              $133,659               $167,795           $156,688
    Percent                           5.31%                 4.00%                  4.28%              4.00%

  Risk-based capital              $189,165              $ 96,425               $189,330           $137,287
    Percent                          15.69%                 8.00%                 11.03%              8.00%

     The following table reconciles the Association's capital as calculated in accordance with generally accepted accounting principles to tangible, core, and risk-based capital as calculated in accordance with OTS regulations in effect at December 31, 1994.

                                                                        December 31, 1994
                                                   -------------------------------------------------------------
                                                                             Capital-to-    Required
                                                     Assets*      Capital    Assets Ratio    Capital     Excess
                                                   -----------    --------   -------------  --------   ---------
                                                                        (Dollars in Thousands)
Assets/capital...........................            $3,341,798     $177,754

Adjustments to tangible assets/capital:
  Core deposit intangibles...............                  (128)        (128)
  Nonincludable purchased mortgage
    servicing rights.....................                  (335)        (335)
                                                     ----------     --------
Tangible assets/capital..................             3,341,335      177,291     5.31%        $ 50,120     $127,171

Adjustments to core assets/capital:
  Core deposit intangibles...............                   128          128
                                                     ----------     --------
Core assets/capital......................            $3,341,463      177,419     5.31%        $133,659     $ 43,760
                                                     ==========     ========

Adjustments to risk-based capital:
    General valuation allowances**.......                             11,746
                                                                    --------

Risk-based assets/capital................            $1,205,317     $189,165    15.69%        $ 96,425     $ 92,740
                                                     ==========     ========

*   Total assets as reported to the OTS
** Subject to risk-based capital limitations of 1.25% of risk-based assets before general valuation allowance adjustment



FINANCIAL CONDITION

Total assets were $3.3 billion at December 31, 1994 compared to $3.9 billion at both December 31, 1993 and 1992. Asset size and composition have generally been determined by seeking an optimal balance among regulatory capital requirements, liquidity, yield, and risk.

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

As a result of these factors, beginning in the third quarter of 1993, the Company modified its operating strategy both with regard to lending and to balance sheet structure. This modified strategy was intended to reduce the Company's loan concentration in California, to reduce credit costs, and to increase the net interest margin. In September of 1993, the Association changed its strategy by sharply reducing the volume of adjustable rate mortgages originated for portfolio in California and by replacing the California adjustable rate mortgage originations with the purchase of both adjustable rate and 15 year fixed rate mortgage-backed securities. California portfolio production was sharply curtailed in order to lower the concentration of California loans in the loan portfolio due to the fact that initial discounts on adjustable rate mortgage rates in California exceeded the Association's pricing guidelines. Fixed rate mortgages with terms of 15 years or less were added to the portfolio in order to increase the net interest spread and to reduce the degree to which the Association's interest rate risk profile had become asset sensitive. MBSs were added to meet the remaining asset generation needs of the Company. Displacing whole loans, particularly those originated in California, with MBSs reduced credit risk and increased the risk-based capital ratio. In September 1993, the Company closed its loan origination office in Oregon and in February 1994, the Company closed its loan origination offices in California and Colorado. In March 1994, the

Company sold $876.1 million of single-family adjustable rate residential mortgage loans, $40.5 million of which were non-performing and 93% of which were secured by California properties. Finally, in a series of three transactions totaling $27.2 million,during April and May 1994, the Company sold virtually all of its foreclosed assets in California. These transactions reduced the level of the Company's exposure to the California real estate market to 6% of the total loan portfolio at December 31, 1994 from 47% of the total loan portfolio at December 31, 1993.

Wholesale liabilities were $750.0 million or 23.4% of total liabilities at December 31, 1994. These liabilities are generally more rate-sensitive and a more costly source of funds for the Association than retail deposits. At December 31, 1993 and 1992, wholesale liabilities comprised 19.3% and 13.0%, respectively, of total liabilities. The increase in wholesale liabilities at December 31, 1994 and 1993 was necessary for the Association to offset the decrease in retail deposits, as discussed below.

Retail deposits, the Association's least expensive source of funds, decreased to $2.4 billion at December 31, 1994, compared to $3.0 billion at December 31, 1993 and $3.2 billion at December 31, 1992. The decrease in deposits was due primarily to the aforementioned sale of fifteen of the Association's branches during 1994, a total of $513 million in deposits.

The following table shows the components of change in customer account balances:

                                                     For the Year Ended                      For the
                                                         December 31,                     Nine Months Ended
                                                  1994                 1993               December 31, 1992
                                             -------------      -------------------      ------------------
                                                               (In Thousands)
  Brokered deposits..................          $ (25,135)           $      -                  $    (573)
  Regular savings....................           (114,063)             (67,513)                   22,934
  NOWs, Super NOWs and money market
    savings..........................            (88,408)             (51,409)                   22,588
  Certificates.......................            156,281             (100,067)                 (322,834)
                                                --------             --------                  --------
                                                 (71,325)            (218,989)                 (277,885)
  Acquisitions of deposits...........                 -                    -                    314,668
  Sales of Deposits..................           (512,808)                  -                        -
  Withdrawals of accounts included
    in acquisitions..................                 -               (34,583)                 (294,041)
                                                --------             --------                  --------
                                               $(584,133)           $(253,572)                $(257,258)
                                                ========             ========                  ========


  Transaction accounts (regular savings, NOWs, SuperNOWs and money market savings) comprised 34.0% of total customer account balances at December 31, 1994, compared to 40.9% at December 31, 1993 and 1992, respectively. In response to the general market interest rate increases experienced in 1994, there has been a shift from transaction accounts to certificates for the year ended December 31, 1994.

  CAPITAL RESOURCES AND LIQUIDITY

  The primary source of funds for the Association is retail deposits, while secondary sources include FHLB advances, repurchase agreements, debentures, and internally-generated cash flows resulting from the maturity, amortization, and prepayment of assets as well as sales of loans and securities from the available-for-sale portfolios.

  The Association's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans. However, with the reduction in loan originations due to the market conditions and change in the Association's operating strategy, capital resources were also used to purchase mortgage-backed securities.

  Total loans originated during the year ended December 31, 1994 were $223.3 million compared to $758.6 million and $614.2 million for the year ended December 31, 1993 and the nine months ended December 31, 1992, respectively. Total purchases of mortgage-backed securities during the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992, were $812.3 million, $361.5 million and $383.4 million, respectively. At December 31, 1994, the Association was committed to fund mortgage loans totaling $15.1 million, including $10.7 million in adjustable rate mortgages and to purchase $13.5 million of mortgage-backed securities. The Association expects to fund such loans and mortgage-backed securities from its liquidity sources in 1995.

  Net cash provided by operations during the year ended December 31, 1994 totaled $30.8 million. Adjustments to the net income of $11.0 million provided $20.8 million of net cash, including proceeds from sales of loans available-for-sale of $108.2 million. These proceeds resulted principally from the sale of fixed rate loans which were originated by the Association with the intent to sell in the secondary market. In addition, loans originated and purchased for the available-for-sale portfolio utilized $70.2 million in cash. Remaining adjustments to net income utilized $17.1 in cash.

  Net cash provided by investing activities during the year totaled $426.1 million. Loans originated and purchased used $155.1 million of cash, while purchases of mortgage-backed securities and investment securities used cash of $812.3 million and $518.2 million, respectively. Principal collected on loans and mortgage-backed securities generated cash of $220.1 million and $386.8 million, respectively, while maturities of investment securities provided $79.4 million in cash. Proceeds from sales of loans were $843.7 million, while proceeds from sales of investment securities available-for-sale totaled $294.8 million. Proceeds from REO sales generated $63.0 million in cash. All other investing activities provided net cash of $23.9 million.

  Net cash used in financing activities during the years ended December 31, 1994 totaled $536.2 million and resulted primarily from a decrease of $548.6 million in retail deposits. As noted previously, this decrease in deposits was a consequence of the sale of 15 branch offices. Net decreases in FHLB advances used $169.5 million in cash and the increase in securities sold under agreements to repurchase provided cash of $209.4 million. Remaining financing activities used $27.5 million in cash.

  The Association has pledged certain of its assets as collateral for certain borrowings. By utilizing collateralized funding sources, the Association is able to access a variety of cost effective sources of funds. The assets pledged consist of investment securities, mortgage-backed securities, and loans. Management monitors its liquidity requirements by assessing assets pledged, the level of assets available for sale, additional borrowing capacity and other factors. Management does not anticipate any negative impact to its liquidity from its pledging activities. Assets pledged totaled $1.0 billion at December 31, 1994, compared to $902.7 million and $903.0 million at December 31, 1993 and 1992, respectively. The following table details assets pledged by the Association at December 31, 1994:

                                          Summary of Pledged Collateral
                                      --------------------------------------
                                      Mortgage-backed               Total
                                        Securities       Loans    Collateral
                                      ---------------  ---------  ----------
                                                  (In Thousands)
Borrowings:
  FHLB advances.....................     $209,881       $212,524    $  422,405
  Securities sold under agreements
    to repurchase...................      557,709             -        557,709
Other obligations:
  ESOP letter of credit.............       14,053             -         14,053
  Other miscellaneous obligations...       17,466             -         17,466
                                          -------        -------     ---------
      Total pledged collateral......     $799,109       $212,524    $1,011,633
                                          =======        =======     =========

The liquidity of the Association is measured by the ratio of its liquid assets to the net withdrawable deposits and borrowings payable in one year or less. A portion of these liquid assets are in the form of non-interest bearing reserves required by Federal Reserve Board regulations. For total transaction account deposits of $54.0 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $54.0 million, a 10% reserve is required. The Federal Reserve Board may adjust the latter reserve percentage within a range of 8-14%. The Association is also subject to OTS regulations which require the maintenance of a daily average balance of liquid assets equal to 5%. The ratio averaged 5.78% for the year ended December 31, 1994, compared to 5.67% and 9.88% for the year ended December 31, 1993 and the nine months ended December 31, 1992, respectively. In addition to the regulatory requirements, the average liquidity ratio reflects management's expectations of future loan fundings, operating needs, and the general economic and regulatory climate. In addition, the Association is required by OTS regulations to maintain a daily average balance of short-term liquid assets of 1%. The ratio averaged 3.01%, 2.34%, and 5.00% for the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992, respectively.

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

The Company has declared and paid dividends on its $8.50 Cumulative Preferred Stock, Series B in the form of one share of Series B preferred stock for each $100 of the amount of dividends payable. The amount of dividends payable for the second quarter of 1993 included accumulated and unpaid dividends from the date of issuance (May 8, 1992) through June 30, 1993. The stock dividends declared and paid have been as follows:

                                   1994                    1993
                            ------------------     --------------------
                            Shares     Amount      Shares     Amount
                            ------    --------     ------    ----------
     First quarter......     8,555    $855,000         -     $       -
     Second quarter.....     8,737     874,000     34,296     3,429,700
     Third quarter......     8,923     892,000      8,203       820,000
     Fourth quarter.....     9,112     911,200      8,377       838,000

In addition, the interest and principal repayment obligations on the 9% Debentures constitute an impediment to the Company's ability to pay cash dividends. The $42.2 million net balance of 9% Debentures at December 31, 1994 require annual interest payments of $3.8 million. In addition, the Company is required to repurchase 6 2/3% of the 9% Debentures outstanding as of March 1, 1998 in each year commencing on May 1, 1998. Prior to May 1, 1997, the Company may fulfill its interest payment obligation by the issuance of additional 9% Debentures. In meeting this interest obligation, the Company has issued an additional $8.8 million in 9% Debentures, which are included in the outstanding principal at December 31, 1994. Any such issuance, however, increases the aggregate annual interest obligation and also the amount of 9% Debentures required to be repurchased annually commencing May 1, 1998.

INTEREST RATE RISK MANAGEMENT

Northeast Savings' net interest income is the difference between interest earned on its loans and investment securities and interest paid on its deposits and borrowings. Net interest income is subject to fluctuations due to changes in interest rates. Such changes can affect the Association's net interest income in several ways.

First, the cost of interest-bearing liabilities may respond more or less quickly than the yield on earning assets to changes in interest rates if the volume of liabilities maturing or repricing in any period is greater or less than the volume of earning assets maturing or repricing in the same period. To the extent that the volume of liabilities maturing or repricing in any period is not matched by a corresponding volume of assets, the Association has a repricing gap or mismatch, and net interest income is subject to change as interest rates change. The Association's maturity and repricing mismatches are measured by the asset/liability gap report. Unlike the traditional position of many thrift institutions which have a larger volume of liabilities maturing or repricing within one year than assets maturing or repricing, Northeast Savings has a larger volume of assets maturing or repricing than liabilities for all time frames from one to ten years on a cumulative basis. As a consequence, over any period of one year or longer, excluding all other factors, the Association's interest-earning assets can be expected to respond more to changes in interest rates than its interest-bearing liabilities resulting in an increase in net interest income when interest rates rise and a decrease when interest rates fall. For periods shorter than one year, however, net interest income may decrease when interest rates rise due to the larger volume of liabilities maturing or repricing within six months than assets maturing or repricing.

The Company's gap results at December 31, 1994, are reported in the following table. The one year gap as a percentage of total assets was a positive 3.41% at December 31, 1994, compared to a positive 13.06% and 10.54% at December 31, 1993 and 1992, respectively.

                                                                      Interest Sensitivity Period
                                             ---------------------------------------------------------------------------
                                                Within     6 Months-    Over 1-     Over 5-      Over 10
                                               6 Months      1 Year     5 Years     10 Years      Years        Total
                                              -----------  ----------  ----------  ----------  -----------  -----------
                                                                       (Dollars in Thousands)
December 31, 1994

Interest-earning assets:
  Interest-bearing deposits, federal funds
    sold and investment securities, net.....  $   70,194    $ 34,005    $188,181    $ 41,670    $  33,786   $  367,836
  Mortgage-backed securities, net...........     834,862     537,437     176,646     215,066       15,526    1,779,537
  Loans, net:
    Single-family residential real estate
      loans:
      Adjustable rate.......................     363,352     324,762      27,050          -            -       715,164
      Fixed rate............................       8,948       4,490      30,503      40,189       15,333       99,463
    Consumer loans..........................      20,071       2,280      13,188       2,441           -        37,980
    Income property loans...................      41,560       2,063      14,923      15,181           87       73,814
    Residential construction loans..........       8,708          -           -           -            -         8,708
    Rhode Island covered assets.............      47,538       8,032      11,148       7,780           -        74,498
                                              ----------    --------    --------    --------    ---------   ----------
Total interest-earning assets...............  $1,395,233    $913,069    $461,639    $322,327    $  64,732   $3,157,000
                                              ==========    ========    ========    ========    =========   ==========

Interest-bearing liabilities:
  Deposits:
    NOW and Super NOW accounts..............  $   43,010    $  2,861    $ 20,431    $ 20,294    $  69,416   $  156,012
    Money market deposit accounts...........     275,489          -           -           -            -       275,489
    Regular savings.........................     119,781       5,905      42,165      41,883      143,263      352,997
    Certificates of deposit.................     647,605     442,089     431,849      57,722           -     1,579,265
                                              ----------    --------    --------    --------    ---------   ----------
        Total deposits                         1,085,885     450,855     494,445     119,899      212,679    2,363,763
                                              ----------    --------    --------    --------    ---------   ----------

  Borrowings:
     FHLB advances..........................     162,127          -       40,000       1,400           -       203,527
     Securities sold under agreements
       to repurchase........................     504,245          -           -           -            -       504,245
     Long term borrowings...................          -           -           -           -        42,243       42,243
  Advance payment by borrowers for
    taxes and insurance.....................          -           -           -           -        22,586       22,586
                                              ----------    --------    --------    --------    ---------   ----------
        Total borrowings....................     666,372          -       40,000       1,400       64,829      772,601
                                              ----------    --------    --------    --------    ---------   ----------
Total interest-bearing liabilities..........  $1,752,257    $450,855    $534,445    $121,299    $ 277,508   $3,136,364
                                              ==========    ========    ========    ========    =========   ==========

Total interest-earning assets less
  interest-bearing liabilities for
    the period..............................  $ (357,024)   $462,214    $(72,806)   $201,028    $(212,776)  $   20,636

Cumulative total interest-earning
  assets less interest-bearing
    liabilities.............................  $ (357,024)   $105,190    $ 32,384    $233,412    $  20,636   $   20,636

Cumulative total interest-earning assets
    less interest-bearing liabilities as
    a percent of total assets...............      (10.67)%      3.41%        .97%       6.98%         .62%         .62%

For purposes of the above Interest Rate Sensitivity Analysis:

* Fixed rate assets are scheduled by contractual maturity; adjustable rate assets are scheduled by the next repricing date; in both cases, assets that have prepayment options are adjusted for the Company's estimate of prepayments.
*    NOW accounts are assumed to decay at a rate of 5% per year.
* Regular savings account decay assumptions used have the effect of repricing $113.7 million funds in excess of the historical average balance within six months. The historical average balance is assumed to decay at a rate of 5% per year.
*    Loans do not include the allowance for loan loss of $11.7 million.
*    Loans do not include non-accrual loans of $29.3 million.

Second, net interest income is also subject to fluctuations due to changes in interest rates if asset yields and liability costs are tied to different indexes and the relationship or basis between the indexes changes. Since the large majority of the Association's earning assets are indexed to United States treasury rates, the Association relies predominantly on retail deposits for a funding source and minimizes its reliance on wholesale funding sources tied to the London Interbank Offered Rate in order to minimize basis risk. Although retail deposit costs are not directly tied to treasury rates, retail deposit costs bear a generally predictable relationship to treasury rates. The proportion of total funding provided by retail deposits was 77.2% at December 31, 1994 compared to 81.0% and 87.5% at December 31, 1993 and 1992, respectively.

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

In order to measure the effects of changes in cash flows and the impact of interest rate caps and also to measure the full effects of all of the other factors on net interest income, the Association performs a set of simulations each quarter in order to quantify the effects of a wide range of interest rate changes on the Association's net interest income. The effect of instantaneous and sustained rate shocks of +/- 1%, +/- 2%, +/- 3%, and +/- 4% are simulated along with the effects of quarterly rate changes of +/- 0.25%, +/- 0.50%, +/- .75%, +/- 1.00% and the effects of changes in the slope of the yield curve of +/- 1.50%. The results of these simulations at December 31, 1994 show that the Association's interest rate risk exposure is liability sensitive. That is, net interest income increases when rates decrease, and decreases when rates increase. The decreases in net interest income under rising rates is due to the combined effect of annual rate caps on adjustable rate mortgages and the potential impact of premature withdrawals from certificates of deposit and the transfer of those funds into higher rate certificates. Since the simulations on which these results are based assume instantaneous and sustained rate changes, the results exaggerate the impact of rate changes on net interest income since interest rates do not typically increase or decrease by such magnitudes instantaneously.

A comparison of these results at December 31, 1994 with the results of simulations at December 31, 1993 and 1992 (see the table that follows) shows that the Association's interest rate risk exposure has shifted from being marginally asset sensitive at December 31, 1993 to being liability sensitive at December 31, 1994. There was little change in the Association's interest rate risk exposure between December 31, 1992 and December 31, 1993. The shift to a liability sensitive interest rate risk position from December 31, 1993 to December 31, 1994 was primarily the result of the sale of 15 retail branch offices with deposits totaling $512.8 million dollars. These retail deposits were replaced by more volatile wholesale borrowings, the effect of which being that the ratio of retail deposits to funding liabilities declined to 77.2% at December 31, 1994 from 81.0% at December 31, 1993.

                             NORTHEAST SAVINGS, F.A.
                   Simulated Changes in Net Interest Income
                        For a Twelve Month Period From
                     --------------------------------------------------
           Rate         December 31,     December 31,     December 31,
           Shock           1994             1993             1992
          -------     --------------   ----------------   -------------
            4.0%          (62.6)%           (36.5)%          (27.2)%
            3.0           (41.4)            (16.8)           (10.8)
            2.0           (23.7)              4.2               .5
            1.0           (11.2)              0.9              1.3
           (1.0)           6.58               4.1             (2.4)
           (2.0)           7.42              (5.7)            (9.5)
           (3.0)           6.56               N/A*             N/A*
           (4.0)           5.56               N/A*             N/A*
                                                          ------------

         * Rate changes of this magnitude result in negative short term rates and simulated results that are not meaningful.

The Association also performs an analysis of the sensitivity of its portfolio equity to changes in interest rates. Simulations on the effect of instantaneous rate shocks of +/- 1%, +/- 2%, +/- 3%, and +/- 4% are performed and the results are used to evaluate the long-term impact of interest rate changes on the theoretical market value of the Association and its financial performance. The results of the portfolio equity analyses indicate that the Association is more liability sensitive than indicated by the net interest income analysis. Since the portfolio equity analyses are static analyses and do not take into account the effect of projected changes in the balance sheet such as a reduction in the level of wholesale borrowings, the portfolio equity analyses indicate that Northeast Savings' interest rate risk exposure is more strongly liability sensitive.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income recognition and Disclosures," that amends SFAS 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan. Originally, SFAS 114 would have required creditors to apply one of two allowable methods. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans, including methods that are required by certain industry regulators. SFAS 118 also clarified SFAS 114's disclosure requirements.

SFAS 118 requires creditors to disclose additional information about its impaired loans including disclosure of the recorded investment in impaired loans, activity in the allowance for credit losses account, the creditor's policy for recognizing interest income on impaired loans, and how the creditor records cash receipts.

SFAS 114 and SFAS 118 apply to financial statements for fiscal years beginning after December 15, 1994. Earlier application is encouraged. Management implemented SFAS 114 for the year ended December 31, 1993. Since the Company was previously in compliance with SFAS 114, the statement did not impact the Company's results of operations or financial condition.

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

SFAS 115 is effective for fiscal years beginning after December 15, 1993. It is to be initially applied as of the beginning of an enterprise's fiscal year and cannot be applied retroactively to prior years' financial statements. However, an enterprise may elect to initially apply SFAS 115 as of the end of an earlier fiscal year for which annual financial statements have not previously been issued. Correspondingly, the Company adopted SFAS 115 as of the end of the year ended December 31, 1993. As a result, unrealized gains of $9.5 million, net of tax effect, were recognized in stockholders' equity as of December 31, 1993 and increased the Association's core capital by 22 basis points.

On November 28, 1994, the OTS adopted a revised policy that will no longer require savings associations to include unrealized gains and losses on available-for-sale debt securities in regulatory capital. This decision reverses the interim OTS policy issued in August 1993, under which associations computed their regulatory capital in accordance with SFAS 115. Under the revised OTS policy, associations must value available-for-sale debt securities at amortized cost for regulatory capital purposes. The revised policy is effective for the quarterly reporting period ending June 30, 1995, however, associations may elect to begin following the revised policy at December 31, 1994. The Association expects to apply this policy to its regulatory capital as of June 30, 1995

On October 4, 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. Management implemented SFAS 119 for the year ended December 31, 1994. Since SFAS 119 is a disclosure document only, it has no impact on the Company's results of operations of financial position. SFAS No. 119:

 * Defines a "derivative financial instrument as a futures, forward, swap, or option contract, or other financial instrument with similar characteristics. Excluded from this definition are all on-balance-sheet receivables and payables (such as mortgage-backed securities).

 * Amends the existing requirements of SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS 107, "Disclosures about Fair Value of Financial Instruments." It requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105 because they do not result in off-balance-sheet risk of accounting loss.

 * Requires that a distinction be made between financial instruments held or issued for trading purposes (including dealing and other trading activities measured at fair value with gains and losses recognized in earnings) and financial instruments held or issued for purposes other than trading.

 * Requires disclosure of average fair value and of net trading gains or losses for entities that hold or issue derivative financial instruments for trading purposes. For entities that hold or issue derivative financial instruments for purposes other than trading, it requires disclosure about those purposes and about how the instruments are reported in financial statements. For entities that hold or issue derivative financial instruments, and account for them as hedges of anticipated transactions, it requires disclosure about the anticipated transactions, the classes of derivative financial instruments used to hedge those transactions, the amounts of hedging gains and losses deferred, and the transactions or other events that result in recognition of the deferred gains or losses in earnings.

 * Encourages, but does not require, quantitative information about market risks of derivative financial instruments, and also of other assets and liabilities that is consistent with the way the entity manages or adjusts risks and that is useful for comparing the results of applying the entity's strategies to its objectives for holding or issuing the derivative financial instruments.

 * Amends SFAS No. 105 to require disaggregation of information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the entity's management of those instruments.

 * Amends SFAS No. 107 to require that fair value information be presented without combining, aggregating, or netting the fair value of derivative financial instruments with the fair value of nonderivative financial instruments and be presented together with the related carrying amounts in the body of the financial statements, a single footnote, or a summary table in a form that makes it clear whether the amounts represent assets or liabilities.

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

Since June 1994, the FASB has been re-deliberating the issues in the proposed Statement with a focus on the measurement of the value of stock option grants. The FASB has explored alternative measurement dates, including the vesting date, as well as additional modifications to the grant date approach in the proposed Statement that might help resolve some of the measurement concerns.

In December 1994, the FASB decided to work toward improving disclosures about stock-based employee compensation rather than requiring an expense charge in the income statement. The FASB expects to encourage, but not require, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies would be permitted, however, to continue accounting under Opinion 25. Those companies that do not recognized expense would have to disclose in a footnote the effect on net income had the company recognized expense for them based on FASB-specified guidelines.

The elective accounting approach would apply the same method to both fixed and variable or performance-based plans, which was one of the objectives of the project. The proposed disclosures will permit comparability between those companies that elect the new accounting with those that do not.

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

SOP 93-6 is effective for fiscal years beginning after December 15, 1993. Employers are required to apply the provisions of SOP 93-6 to shares purchased by ESOPs after December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. Employers are permitted, but not required, to apply the provisions of SOP 93-6 to shares purchased by ESOPs on or before December 31, 1992, that have not been committed to be released as of the beginning of the year of adoption. The Company adopted SOP 93-6 as of January 1, 1994 for all shares that were not committed to be released as of January 1, 1994.

On December 28, 1994, the Accounting Standards Executive Committee of the AICPA issued SOP 94-6, "Disclosures of Certain Significant Risks and Uncertainties," which requires all reporting entities other than state and local governments that prepare financial statements in conformity with generally accepted accounting principles to include in their financial statements disclosures about the nature of their operations and use of estimates in the preparation of financial statements. In addition, if specified disclosure criteria are met, it requires such entities to include in their financial statements disclosures about certain significant estimates, current vulnerability due to concentrations.

The provisions of SOP 94-6 are effective for financial statements issued for fiscal years ending after December 15, 1995, and for financial statements for interim periods in fiscal years subsequent to the year for which the SOP is first applied. Early application is encouraged but not required. Since SOP 94-6 is a disclosure document only, it has no impact on the Company's results of operations or financial position.

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

                                                             For the Year Ended
                                                                 December 31,
                                 -------------------------------------------------------------------------------
                                                  1994                                         1993
                                 ----------------------------------------        -------------------------------
                                                  Interest        Average                      Interest  Average
                                 Average          Income/         Rate             Average      Income/  Rate
                                 Balance          Expense         %                Balance      Expense  %
                                 -----------    -------------     --------       -----------  ---------  -------
                                                                    (Dollars in Thousands)

   ASSETS

Interest-earning assets:
  Interest-bearing deposits
   and federal funds sold....      $   43,761       $  2,378       5.43%         $   32,608    $  1,085   3.33%
  Investment securities,
   net.......................         304,199         16,176       5.32             223,303      10,970   4.91
  Mortgage-backed
    securities, net..........       1,677,593         89,946       5.36           1,052,528      54,205   5.15
  Loans, net:
   Single-family
     residential real
     estate..................       1,080,712         68,111       6.30           2,193,138     134,814   6.15
   Consumer..................          36,137          3,194       8.84              42,406       3,719   8.77
   Residential construction..           5,695            534       9.38               4,737         362   7.64
   Income property...........          68,929          5,778       8.38              74,200       6,232   8.40
                                    ---------        -------                      ---------     -------
      Total loans............       1,191,473         77,617       6.51           2,314,481     145,127   6.27
                                    ---------        -------                      ---------     -------
  Rhode Island covered
   assets....................          93,322          6,594       7.07             122,358       8,989   7.35
                                    ---------        -------                      ---------     -------
Total interest-earning
   assets....................       3,310,348        192.711       5.82%          3,745,278     220,376   5.88%
                                                     -------                                    -------
All other assets.............         171,932                                       216,192
                                    ---------                                     ---------
      Total Assets...........      $3,482,280                                     3,961,470
                                    =========                                     =========



   LIABILITIES AND
   STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
  Brokered deposits..........      $    9,047            860       9.51%         $   25,301       2,419   9.56%
  Retail deposits:
   Regular savings...........         461,141         10,030       2.18             637,835      15,146   2.37
   NOWs, Super NOWs and
     money market savings....         544,370         11,539       2.12             656,134      15,399   2.35
    Certificates.............       1,638,411         79,457       4.85           1,762,078      88,199   5.01
                                    ---------        -------                      ---------     -------
   Total deposits............       2,652,969        101,886       3.84           3,081,348     121,163   3.93
                                    ---------        -------                      ---------     -------

  Borrowings:
   FHLB advances.............         235,350         10,956       4.66             351,267      13,230   3.77
   Securities sold under
     agreements to
     repurchase..............         362,865         16,927       4.66             290,112       9,866   3.40
   Other borrowings..........          65,349          4,190       6.41              65,483       3,709   5.66
                                    ---------        -------                      ---------     -------
   Total borrowings..........         663,564         32,073       4.83             706,862      26,805   3.79
                                    ---------        -------                      ---------     -------

Total interest-bearing
   liabilities...............       3,316,533        133.959       4.04%          3,788,210     147,968   3.91%
                                                     -------
All other liabilities........          32,460                                        40,095
Stockholders' Equity.........         133,287                                       133,165
                                    ---------                                     ---------
   Total Liabilities and
   Stockholders'
        Equity...............      $3,482,280                                    $3,961,470
                                    =========                                     =========

Deficiency of interest-
  earning assets over
  interest-bearing
  liabilities................      $    6,185                                    $   42,932
                                    =========                                     =========

Net Interest Income..........                       $ 58,752                                     $72,408
                                                     =======                                    ========

Interest Rate Spread.........                                     1.78%                                   1.97%
                                                                ======                                   =====

Interest Rate Margin.........                                     1.77%                                   1.93%
                                                                ======                                   =====

Ratio of average interest-
  earning assets to
   interest-
  bearing liabilities........                                    99.81%                                  98.87%
                                                                ======                                   =====

                                                          For the Nine Months Ended
                                                                December 31,
                                                        -------------------------------
                                                                     1992
                                                        -------------------------------
                                                                     Interest   Average
                                                          Average     Income/   Rate
                                                          Balance     Expense    %
                                                        -----------  ---------  -------
   ..........................
ASSETS

Interest-earning assets:
  Interest-bearing deposits
    and federal funds sold...                          $   51,858    $    4,138   10.64%
  Investment securities,
   net.......................                             377,806         15,31    5.40
  Mortgage-backed
    securities, net..........                             754,475        37,924    6.70
  Loans, net:
   Single-family
     residential real
     estate..................                           2,162,684       118,844    7.33
   Consumer..................                              57,670         3,883    8.98
   Residential construction..                               3,797           173    6.07
   Income property...........                              85,834         6,138    9.53
                                                        ---------     ---------
      Total loans............                           2,309,985       129,038    7.45
                                                        ---------     ---------
  Rhode Island covered
   assets....................                             162,792         9,932    8.13
                                                        ---------     ---------
Total interest-earning
   assets....................                           3,656,916       196,345    7.16%
                                                                      ---------
All other assets.............                             233,508
                                                        ---------
      Total Assets...........                          $3,890,424
                                                        =========
   LIABILITIES AND
   STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
  Brokered deposits..........                          $   25,292         1,816    9.53%
  Retail deposits:
   Regular savings...........                             732,331        18,694    3.39
   NOWs, Super NOWs and
     money market savings....                             670,556        15,356    3.04
    Certificates.............                           2,003,288        88,058    5.83
                                                        ---------     ---------
   Total deposits............                           3,431,467       123,924    4.79
                                                        ---------     ---------
  Borrowings:
   FHLB advances.............                              54,242         3,056    7.48
   Securities sold under
     agreements to
     repurchase..............                             153,149         4,111    3.56
   Other borrowings..........                              52,744         1,819    4.58
                                                        ---------     ---------
   Total borrowings..........                             260,135         8,986    4.58
                                                        ---------     ---------
Total interest-bearing
   liabilities...............                           3,691,602       132,910    4.78%
                                                                      ---------
All other liabilities........                              27,072
Stockholders' Equity.........                             171,750
                                                        ---------
   Total Liabilities and
   Stockholders'
        Equity...............                           3,890,424
                                                        =========
Deficiency of interest-
  earning assets over
  interest-bearing
  liabilities................                              34,686
                                                        =========

Net Interest Income..........                                        $   63,435
                                                                      =========

Interest Rate Spread.........                                                      2.38%
                                                                                 ======

Interest Rate Margin.........                                                      2.34%
                                                                                 ======

Ratio of average interest-
  earning assets to
   interest-
  bearing liabilities........                                                     99.06%
                                                                                 ======

CONSOLIDATED RATE/VOLUME TABLES.

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

                                              Year Ended December 31, 1994 versus
                                                 Year Ended December 31, 1993
                                       ------------------------------------------------
                                                       Amount of Increase
                                                   (Decrease) Due to Change in:
                                       ------------------------------------------------
                                         Volume         Rate     Rate/Volume     Total
                                       ----------   ---------   -----------   ---------
                                                         (In Thousands)


INTEREST INCOME:
  Interest-bearing deposits
    and federal funds sold..........   $    371    $   687        $   235       $  1,293
  Investment securities, net........      3,974        904            328          5,206
  Mortgage-backed securities, net...     32,191      2,227          1,323         35,741
  Loans, net:
    Single-family residential real
      estate........................    (68,382)     3,407         (1,728)       (66,703)
    Consumer........................       (550)        29             (4)          (525)
    Residential construction........         73         82             17            172
    Income property.................       (443)       (12)             1           (454)
                                       --------    -------        -------       --------
        Total loans.................    (69,302)     3,506         (1,714)       (67,510)
                                       --------    -------        -------       --------
  Rhode Island covered assets.......     (2,133)      (343)            81         (2,395)
                                       --------    -------        -------       --------
          Total interest income.....    (34,899)     6,981            253        (27,665)
                                       --------    -------        -------       --------

INTEREST EXPENSE:
  Deposits:
    Brokered deposits...............     (1,554)       (14)             9         (1,559)
    Retail deposits:
      Regular savings...............     (4,196)    (1,273)           353         (5,116)
      NOWs, Super NOWs and money
        market savings..............     (2,623)    (1,491)           254         (3,860)
      Certificates..................     (6,190)    (2,745)           193         (8,742)
                                       --------    -------        -------       --------
        Total deposits..............    (14,563)    (5,523)           809        (19,277)
                                       --------    -------        -------       --------
  Borrowings:
    FHLB advances...................     (4,366)     3,122         (1,030)        (2,274)
    Securities sold under
      agreements to repurchase......      2,474      3,667            920          7,061
    Other borrowings................         (8)       490             (1)           481
                                       --------    -------        -------       --------
        Total borrowings............     (1,900)     7,279           (111)         5,268
                                       --------    -------        -------       --------
          Total interest expense....    (16,463)     1,756            698        (14,009)
                                       --------    -------        -------       --------

Change in net interest income.......   $(18,436)   $ 5,225        $  (445)      $(13,656)
                                       ========    =======        =======       ========

                                                       Year Ended December 31, 1993 versus
                                                       Nine Months Ended December 31, 1992
                                            --------------------------------------------------------------
                                                               Amount of Increase
                                                          (Decrease) Due to Change in:
                                            --------------------------------------------------------------
                                              Volume       Rate      Rate/Volume    Timing       Total
                                            ----------   ---------   -----------   ---------   -----------
                                                                    (In Thousands)
INTEREST INCOME:
  Interest-bearing deposits
    and federal funds sold..........        $ (2,048)      $ (3,792)    $  1,408     $ 1,379      $(3,053)
  Investment securities, net........          (8,350)        (1,857)         760       5,104       (4,343)
  Mortgage-backed securities, net...          19,976        (11,710)      (4,626)     12,641       16,281
  Loans, net:
    Single-family residential real
      estate........................           2,231        (25,517)        (359)     39,615       15,970
    Consumer........................          (1,370)          (120)          32       1,294         (164)
    Residential construction........              43            117           29          -           189
    Income property.................          (1,109)          (975)         132       2,046           94
                                             -------       --------     --------     -------      -------
        Total loans.................            (205)       (26,495)        (166)     42,955       16,089
                                             -------       --------     --------     -------      -------
  Rhode Island covered assets.......          (3,289)        (1,283)         319       3,310         (943)
                                             -------       --------     --------     -------      -------
          Total interest income.....           6,084        (45,137)      (2,305)     65,389       24,031
                                             -------       --------     --------     -------      -------

INTEREST EXPENSE:
  Deposits:
    Brokered deposits...............               1              8           -          594          603
    Retail deposits:
      Regular savings...............          (3,202)        (7,422)         958       6,118       (3,548)
      NOWs, Super NOWs and money
        market savings..............            (438)        (4,644)         100       5,025           43
      Certificates..................         (14,073)       (16,604)       1,999      28,819          141
                                             -------       --------     --------     -------      -------
        Total deposits..............         (17,712)       (28,662)       3,057      40,556       (2,761)
                                             -------       --------     --------     -------      -------
  Borrowings:
    FHLB advances...................          22,211         (2,013)     (11,024)      1,000       10,174
    Securities sold under
      agreements to repurchase......           4,880           (248)        (222)      1,345        5,755
    Other borrowings................             583            573          138         596        1,890
                                             -------       --------     --------     -------      -------
        Total borrowings............          27,674         (1,688)     (11,108)      2,941       17,819
                                             -------       --------                  -------      -------
          Total interest expense....           9,962        (30,350)      (8,051)     43,497       15,058
                                             -------       --------     --------     -------      -------

Change in net interest income.......         $(3,878)      $(14,787)    $  5,746     $21,892      $ 8,973
                                             =======       ========     ========     =======      =======

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                             Page
                                                             ----
Management's Report                                           88

Reports of Independent Accountants                            90

Consolidated Statement of Operations                          92

Consolidated Statement of Financial Condition                 93

Consolidated Statement of Changes in Stockholders' Equity     94

Consolidated Statement of Cash Flows                          95

Notes to the Consolidated Financial Statements                96

                              MANAGEMENT'S REPORT



To the Stockholders:

Financial Statements
- --------------------

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

The financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the board of directors and committees of the board. Management believes that all representations made to the independent accountants during their audit were valid and appropriate. The independent accountants' report is presented on page 90.

Internal Control
- ----------------

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

Management assessed the institution's internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and TFR instructions as of December 31, 1994. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and TFR instructions, as of December 31, 1994.

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

                              MANAGEMENT'S REPORT
                                  (continued)



Compliance with Laws and Regulations
- ------------------------------------

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness standards.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1994.




/s/ Kirk W. Walters                                     January 20, 1995
- -------------------------------------------
KIRK W. WALTERS
President and Chief Executive Officer



/s/ Lynne Carcia Wilson                                 January 20, 1995
- -------------------------------------------
LYNNE CARCIA WILSON
Controller and Principal Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of Northeast Federal Corp.:

We have audited the accompanying consolidated statements of financial condition of Northeast Federal Corp. and subsidiaries (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Northeast Federal Corp. and subsidiaries at December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 1, the Company changed its method of accounting for securities as of December 31, 1993.


DELOITTE & TOUCHE LLP

Hartford, Connecticut
January 20, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of
Northeast Federal Corp.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Northeast Federal Corp. for the nine months ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Northeast Federal Corp. for the nine months ended December 31, 1992 in conformity with generally accepted accounting principles.








COOPERS & LYBRAND

Hartford, Connecticut
January 18, 1993

                            NORTHEAST FEDERAL CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                    Nine Months Ended
                                                                 Year Ended December 31,              December 31,
                                                           -------------------------------------    -----------------
                                                                1994                   1993               1992
                                                           ---------------        --------------    -----------------
Interest income:
   Loans.............................................        $    77,617           $   145,127         $   129,038
   Mortgage-backed securities........................             89,946                54,205              37,924
   Investment securities.............................             16,176                10,970              15,313
   Rhode Island covered assets.......................              6,594                 8,989               9,932
   Other.............................................              2,378                 1,085               4,138
                                                              ----------            ----------          ----------
      Total interest income..........................            192,711               220,376             196,345
                                                              ----------            ----------          ----------

Interest expense:
   Deposits..........................................            101,886               121,163             123,924
   Federal Home Loan Bank advances...................             10,956                13,230               3,056
   Other borrowings..................................             21,117                13,575               5,930
                                                              ----------            ----------          ----------
      Total interest expense.........................            133,959               147,968             132,910
                                                              ----------            ----------          ----------
        Net interest income..........................             58,752                72,408              63,435
Provision for loan losses............................              4,900                23,300              16,300
                                                              ----------            ----------          ----------
        Net interest income after provision
         for loan losses.............................             53,852                49,108              47,135
                                                              ----------            ----------          ----------

Non-interest income:
   Fees for services.................................              9,040                10,181               7,112
   Gain on sale of securities, net...................              7,283                 5,625               4,100
   Gain on sale of loans, net........................             13,813                 1,939               1,870
   Other non-interest income (loss)..................              9,537                    (6)                (41)
                                                              ----------            ----------          ----------
      Total non-interest income......................             39,673                17,739              13,041
                                                              ----------            ----------          ----------

Non-interest expenses:
   Compensation and benefits.........................             27,459                32,324              23,126
   Occupancy and equipment, net......................             16,168                15,399              11,057
   Other general and administrative..................             17,412                19,436              15,872
   Amortization of supervisory goodwill..............                 -                     -                2,002
   Supervisory goodwill valuation adjustment.........                 -                     -               56,568
   SAIF insurance fund and OTS assessments...........              8,759                 8,414               6,222
   Real estate and other assets acquired in settle-
     ment of loans...................................             13,203                17,606               9,652
                                                              ----------            ----------          ----------
      Total non-interest expenses....................             83,001                93,179             124,499
                                                              ----------            ----------          ----------
         Income (loss) before income taxes...........             10,524               (26,332)            (64,323)
Income tax benefit...................................               (442)              (12,193)             (5,089)
                                                              ----------            ----------          ----------
         Net income (loss)...........................        $    10,966           $   (14,139)        $   (59,234)
                                                              ==========            ==========          ==========

Preferred stock dividend requirements................        $     3,532           $     4,501         $     4,652
Net income (loss) applicable to common stockholders          $     7,434           $   (18,640)        $   (63,886)
Net income (loss) per common share, primary and
  fully diluted......................................        $       .52           $     (1.75)        $    (11.16)



        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   December 31,
                                                           ----------------------------
                                                               1994            1993
                                                           ------------    ------------
                 ASSETS

Cash and due from banks...........................          $   34,145      $   51,705
Federal funds sold................................              22,725          23,510
Securities purchased under agreements to resell...                   -          60,000
Investment securities, net (market value of
  $190,269 and $42,502)...........................             202,376          42,589
Investment securities, available-for-sale, net....             142,735         162,877
Mortgage-backed securities, net (market value of
  $1,686,417 and $1,336,970)......................           1,758,179       1,330,886
Mortgage-backed securities, available-for-sale,
  net.............................................              21,358          12,886
Loans, net........................................             947,902       1,876,181
Loans available-for-sale, net.....................               4,812          46,076
Rhode Island covered assets.......................              82,236         105,625
Interest and dividends receivable.................              17,828          17,540
Real estate and other assets acquired in settle-
  ment of loans...................................              13,192          74,962
Premises and equipment, net.......................              27,401          32,368
Prepaid expenses and other assets.................              70,683          82,822
                                                             ---------       ---------
       Total assets...............................          $3,345,572      $3,920,027
                                                             =========       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY


Retail deposits.....................................        $2,393,084      $2,952,082
Brokered deposits...................................                 -          25,135
Federal Home Loan Bank advances.....................           203,527         373,000
Securities sold under agreements to repurchase......           504,245         294,809
Uncertificated debentures...........................            42,243          38,442
Advance payments by borrowers for taxes and
  insurance.........................................            22,586          28,337
Other liabilities...................................            40,987          75,709
                                                             ---------       ---------
       Total liabilities............................         3,206,672       3,787,514
                                                             ---------       ---------

Commitments and Contingencies

Stockholders' equity:
 Serial preferred stock, $.01 par value,
 15,000,000 shares authorized:
   $8.50 Cumulative Preferred Stock, Series B,
     428,791 shares at December 31, 1994 and
     394,199 shares at December 31, 1993 issued
     and outstanding................................                 4               4
 Common stock, $.01 par value, 25,000,000 shares
   authorized:  14,353,996 shares at December 31,
   1994 and 13,499,078 shares at December 31, 1993
   issued and outstanding...........................               144             135
 Additional paid-in capital.........................           191,756         185,960
 Net unrealized gains on debt and equity
   securities available-for-sale....................             1,888           9,462
 Accumulated deficit................................           (52,123)        (59,557)
 Stock dividend distributable.......................               911             838
 Unallocated employee stock ownership plan
   shares...........................................            (3,680)         (4,329)
                                                            ----------      ----------

       Total stockholders' equity...................           138,900         132,513
                                                            ----------      ----------
                                                            $3,345,572      $3,920,027
                                                             =========       =========

        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                             Retained
                                                                             Earnings                       Unallocated
                                                                Net Unreal-  (Accumulated                   Employee
                                 Serial             Additional  ized Gain     Deficit)       Stock          Stock Owner-
                                 Preferred  Common  Paid-In     (Loss) on    Substantially   Dividend       ship Plan
                                 Stock      Stock   Capital     Securities*  Restricted      Distributable  Shares         Total
                                 ---------  ------  ----------  -----------  -------------   -------------  ------------  -------
Balance at March 31, 1992......    $28      $ 57    $181,160     $    -        $ 18,904      $     -        $ (9,125)     $191,024

    Net loss...................     -         -           -           -         (59,234)           -              -        (59,234)
    Issuance of 351,700 shares
      of $8.50 Cumulative Pre-
      ferred Stock, Series B...      4        -       35,166          -              -             -              -         35,170
    Repurchase of 1,202,916
      shares of Adjustable
      Rate Cumulative Pre-
      ferred Stock, Series A...    (12)       -      (33,538)         -              -             -              -        (33,550)
    Proceeds from exercise of
      stock options............     -         -           16          -              -             -              -             16
    Unallocated employee stock
      ownership plan shares....     -         -           -           -              -             -           4,147         4,147
                                    --        --     -------      ------        -------         ------       -------       -------
Balance at December 31, 1992...     20        57     182,804          -         (40,330)           -          (4,978)      137,573

    Net loss...................     -         -           -           -         (14,139)           -              -        (14,139)
    Proceeds from issuance of
      shares to 401-K plan.....     -         -          223          -              -             -              -            223
    Proceeds from exercise of
      stock options............     -          1         146          -              -             -              -            147
    Conversion of 1,610,000
      shares of $2.25 Cumula-
      tive Convertible Pre-
      ferred Stock, Series A
      into 7,647,500 shares
      of common stock..........    (16)       77      (1,463)         -              -             -              -         (1,402)
    Stock dividend distri-
      butable, 50,876 shares
      of $8.50 Cumulative Pre-
      ferred Stock, Series B...     -         -           -           -          (5,088)        5,088             -             -
    Preferred stock dividend
      payment in kind..........     -         -        4,250          -              -         (4,250)            -             -
    Unallocated employee stock
      ownership plan shares....     -         -           -           -              -             -             649           649
    Net unrealized gains on
      debt and equity secur-
      ities available-for-sale.     -         -           -        9,462             -             -              -          9,462
                                    --       ---     -------      ------        -------         -----        -------       -------
Balance at December 31, 1993...      4       135     185,960       9,462        (59,557)          838         (4,329)      132,513

    Net income.................     -         -           -           -          10,966            -              -         10,966
    Purchase of shares by
      401-K plan...............     -         -          115          -              -             -              -            115
    Proceeds from exercise of
      stock options............     -          1         134          -              -             -              -            135
    Proceeds from exercise of
      stock warrants...........     -          8       2,342          -              -             -              -          2,350
    Stock dividend distri-
      butable, 35,327 shares
      of $8.50 Cumulative Pre-
      ferred Stock, Series B...     -         -           -           -          (3,532)        3,532             -             -
    Preferred stock dividend
      payment in kind..........     -         -        3,459          -              -         (3,459)            -             -
    Unallocated employee stock
      ownership plan shares....     -         -           -           -              -             -             649           649
    Difference between fair
      value and cost of re-
      leased ESOP shares.......     -         -         (254)         -              -             -              -           (254)
    Change in unrealized gains
      on debt and equity secur-
      ities available-for-sale.     -         -           -       (7,574)            -             -              -         (7,574)
                                    --       ---     -------      ------        -------         -----        ------        -------
Balance at December 31, 1994...    $ 4      $144    $191,756     $ 1,888       $(52,123)     $    911       $ (3,680)     $138,900
                                    ==       ===     =======      ======        =======         =====        ======        =======

* Changes during the year ended December 31, 1993 reflect the Company's implementation of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

        See accompanying Notes to the Consolidated Financial Statements

                            NORTHEAST FEDERAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Year Ended               Nine Months Ended
                                                                          December 31,                 December 31,
                                                                   -------------------------------
                                                                       1994              1993             1992
                                                                   --------------   --------------  -----------------
Cash flows from operating activities:
Net income (loss)...............................................   $   10,966       $   (14,139)       $   (59,234)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization...............................        5,394             4,860              3,361
    Amortization of fees, discounts, and premiums, net..........        7,915             1,697             (6,820)
    Amortization of and other adjustments to supervisory
      goodwill..................................................            -                 -             59,553
    Provision for loan losses...................................        4,900            23,300             16,300
    Provision for losses on REO.................................        9,673             9,493              3,823
    Gain on sale of securities..................................       (7,283)           (5,651)            (4,100)
    Gain on sale of loans.......................................      (13,813)           (1,939)            (1,870)
    (Gain) loss on sale of other assets.........................           44               466               (253)
    Gain on sale of branches....................................       (9,695)                -                  -
    Decrease (increase)in interest and dividends receivable.....         (288)            3,802              2,792
    Loans available-for-sale originated and purchased...........      (70,204)         (244,950)          (148,397)
    Proceeds from sales of loans available-for-sale.............      108,154           231,153            184,325
    Decrease in accrued interest payable on deposits............       (1,041)           (1,078)            (3,185)
    Decrease (increase) in prepaid expenses and other assets....       12,329            (8,099)           (14,347)
    Increase (decrease) in other liabilities....................      (25,258)           19,125            (10,259)
                                                                    ---------        ----------         ----------
       Total adjustments........................................       20,827            32,179             80,923
                                                                    ---------        ----------         ----------
         Net cash provided by operating activities..............       31,793            18,040             21,689
                                                                    ---------        ----------         ----------

Cash flows from investing activities:
    Loans originated and purchased..............................     (155,062)         (513,239)          (461,063)
    Net decrease in loans due to sale of branches...............        1,805                -
    Proceeds from sales of loans................................      843,669            48,541              8,116
    Principal collected on loans................................      220,143           412,166            398,469
    Net decrease in Rhode Island covered assets.................       23,389            46,203             26,308
    Purchases of mortgage-backed securities.....................     (798,212)         (361,464)          (383,401)
    Purchases of mortgage-backed securities
      available-for-sale........................................      (14,131)                -                  -
    Proceeds from sales of mortgage-backed securities
      available-for-sale........................................            -            39,831             44,727
    Principal collected on mortgage-backed securities...........      386,783           237,339            136,995
    Purchases of investment securities..........................     (167,611)                -            (64,667)
    Proceeds from sales of investment securities................            -            16,347                506
    Proceeds from redemption of FHLB stock......................         (487)              554              8,283
    Proceeds from maturities of investment securities...........        8,149            12,580             19,404
    Purchases of investment securities available-for-sale.......     (350,636)         (239,426)          (204,458)
    Proceeds from sales of investment securities
      available-for-sale........................................      294,819           142,592            158,033
    Proceeds from maturities of investment securities
       available-for-sale.......................................       71,220           121,347             71,622
    Proceeds from sales of real estate and other assets
       acquired in settlement of loans..........................       63,044            76,549             23,563
    Net purchases of premises and equipment.....................         (829)           (3,294)            (7,086)
                                                                    ---------        ----------         ----------
         Net cash provided by (used in) investing activities          426,053            36,626           (224,649)
                                                                    ---------        ----------         ----------

Cash flows from financing activities:
    Net decrease in retail deposits.............................      (45,471)         (252,494)          (568,741)
    Acquisition of Rhode Island deposits........................           -                 -             136,319
    Sale of deposits............................................     (503,113)
    Net decrease in brokered deposits...........................      (24,813)               -                  -
    Increase (decrease) in advance payments by borrowers for
       taxes and insurance......................................       (5,751)            6,603              1,461
    Increase in securities sold under agreements to repurchase        209,436             3,795            278,267
    Net increase (decrease) in short-term FHLB advances.........      (24,273)           40,000             99,250
    Proceeds from long-term FHLB advances.......................        7,800           228,000                  -
    Repayments of long-term FHLB advances.......................     (153,000)          (35,000)            (2,500)
    Proceeds from issuance of uncertificated sinking fund
      debentures................................................            -                 -             33,450
    Retirement of convertible subordinated debentures...........            -              (560)                 -
    Reduction of ESOP debt guarantee............................          394               649              4,147
    Preferred stock conversion costs............................            -            (1,402)                 -
    Retirement of series A adjustable preferred stock...........            -                 -            (33,550)
    Proceeds from issuance of Series B preferred stock..........            -                 -             35,170
    Exercise of warrants........................................        2,350
    Issuance of 401K stock shares...............................          115               223                  -
    Proceeds from exercise of stock options.....................          135               147                 16
                                                                    ---------        ----------         ----------
         Net cash used in financing activities..................     (536,191)          (10,039)           (16,711)
                                                                    ---------        ----------         ----------


    Net increase (decrease) in cash and cash equivalents........      (78,345)           44,627           (219,671)

    Cash and cash equivalents at beginning of period............      135,215            90,588            310,259
                                                                    ---------        ----------         ----------

    Cash and cash equivalents at end of period..................   $   56,870       $   135,215        $    90,588
                                                                    =========        ==========         ==========

        See accompanying Notes to the Consolidated Financial Statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
- ----------------------------

The accompanying consolidated financial statements include the accounts of Northeast Federal Corp. and its wholly-owned subsidiary, Northeast Savings, F.A. (the Association). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform to the 1994 presentation.

Cash and Cash Equivalents
- -------------------------

For purposes of the Consolidated Statement of Cash Flows, cash and due from banks, interest-bearing deposits with original maturities of ninety days or less, and federal funds sold are considered as cash and cash equivalents. Federal Reserve Board regulations require the Association to maintain non-interest-bearing reserves against certain of its transaction accounts. For total transaction account deposits of $54.0 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $54.0 million, a 10% reserve is required.

Securities Purchased Under Agreements to Resell
- -----------------------------------------------

The Association invests in securities purchased under agreements to resell (repurchase agreements) for short-term cash management. The Association takes physical possession of the collateral for these agreements, which normally consists of U.S. Treasury securities, collateralized mortgage obligations, or mortgage-backed securities guaranteed by agencies of the U.S. government.

Investment Securities
- ---------------------

Investment securities include U.S. Government, agency, and corporate bonds, collateralized mortgage obligations, and asset-backed securities. Those securities which management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts into interest income using the level-yield method. Premiums are amortized to the earlier of the call or maturity date and discounts are accreted to the maturity date. Investment securities which have been identified as assets for which there is not a positive intent to hold to maturity, including all marketable equity securities, are classified as available-for-sale. SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that available-for-sale securities be reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Company implemented SFAS 115 as of December 31, 1993. SFAS 115 may not be applied retroactively.

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

Mortgage-Backed Securities
- ---------------------------

Mortgage-backed securities which management has the positive intent and ability to hold until maturity are classified as held-to-maturity, and are carried at amortized cost, adjusted for premiums and discounts which are amortized or accreted into interest income using the level-yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Mortgage-backed securities for which there is not a positive intent to hold to maturity are classified as available-for-sale . As indicated above, SFAS 115, implemented by the Company as of the end of the year ended December 31, 1993, requires that available-for-sale securities be reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Gains and losses on sales of mortgage-backed securities are computed on a specific identification cost basis.

Loans
- -----

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

Loan Fees
- ---------

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

Loans Serviced for Others
- -------------------------

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

Allowance for Loan Losses
- -------------------------

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

Non-Accrual Loans
- -----------------

Interest accruals on loans are normally discontinued and previously accrued interest is reversed whenever the payment of interest or principal is more than 90 days past due, or earlier when conditions warrant it. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected.

Real Estate and Other Assets Acquired in Settlement of Loans
- ------------------------------------------------------------

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

Premises and Equipment
- ----------------------

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the respective lease terms or the estimated useful life, whichever is shorter.

Interest Rate Swap Agreements
- -----------------------------

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

Pension Plan
- -------------

Pension costs are funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act and are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

Retirement Benefits Other Than Pensions
- ---------------------------------------

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

Income Taxes
- ------------

Northeast Federal Corp. and subsidiaries file a federal consolidated income tax return. In February 1992, SFAS 109, "Accounting For Income Taxes" was issued, which requires an asset and liability approach for financial accounting and reporting for income taxes. One requirement of SFAS 109 is that the tax benefit related to acquired deductible temporary differences and pre-acquisition net operating loss carryforwards shall first be applied to reduce to zero goodwill related to that acquisition. Accordingly, goodwill has been reduced as a result of the tax benefits related to these items.

The Company elected to adopt SFAS 109 effective April 1, 1991. The effect of initially applying the new standard was reported as the effect of a change in accounting principle. The cumulative effect of this change is reported separately in the Consolidated Statement of Operations for the year ended March 31, 1992.

Income (Loss) Per Common Share
- ------------------------------

Income (loss) per common share is based on the weighted average number of common shares outstanding and (if dilutive) common stock equivalents (i.e., stock options and warrants) outstanding in each year. Net income (loss) applicable to common stockholders and income (loss) per common share are calculated after deducting preferred stock dividend requirements which include $4,652,000 of accumulated and unpaid preferred dividends for the nine-month period ended December 31, 1992. There were no accumulated and unpaid preferred dividends at December 31, 1994 or December 31, 1993. Accumulated and unpaid dividends totaled $12,802,000 at December 31, 1992. On May 8, 1992, $11.2 million of accumulated and unpaid dividends were eliminated as a result of the Company's repurchase of its adjustable rate preferred stock plus accumulated dividends from the FSLIC Resolution Fund (FRF) administered by the FDIC. On May 14, 1993, $12.2 million of accumulated and unpaid dividends were eliminated as a result of the conversion of 1,610,000 of $2.25 Cumulative Convertible Preferred Stock, Series A into 7,647,500 shares of common stock.

NOTE 2:  CHANGE IN FISCAL YEAR

In July 1992, the Company changed its reporting period from a fiscal year ended March 31 to a calendar year. Accordingly, results of operations for the transition period ended December 31, 1992 cover a nine-month period. The following statements of operations present financial data for the nine months ended December 31, 1994, 1993 and 1992. These statements are for comparative purposes only.

                            NORTHEAST FEDERAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        Nine Months Ended December 31,
                                                                ----------------------------------------------
                                                                    1994             1993             1992
                                                                ------------       ----------       ----------
                                                                 (unaudited)       (unaudited)
Interest income:
   Loans.............................................           $    50,234      $   106,574      $   129,038
   Mortgage-backed securities........................                73,121           41,357           37,924
   Investment securities.............................                13,960            7,494           15,313
   Rhode Island covered assets.......................                 4,870            6,743            9,932
   Other.............................................                 1,836              886            4,138
                                                                 ----------       ----------       ----------
      Total interest income..........................               144,021          163,054          196,345
                                                                 ----------       ----------       ----------
Interest expense:
   Deposits..........................................                75,023           88,812          123,924
   Federal Home Loan Bank advances...................                 7,847           11,127            3,056
   Other borrowings..................................                17,611           10,334            5,930
                                                                 ----------       ----------       ----------
      Total interest expense.........................               100,481          110,273          132,910
                                                                 ----------       ----------       ----------
        Net interest income..........................                43,540           52,781           63,435
Provision for loan losses............................                 2,700           18,450           16,300
                                                                 ----------       ----------       ----------
        Net interest income after provision
         for loan losses.............................                40,840           34,331           47,135
                                                                 ----------       ----------       ----------

Non-interest income:
   Fees for services.................................                 9,531            7,346            7,112
   Gain on sale of securities, net...................                 2,919            1,764            4,100
   Gain on sale of loans, net........................                   264            1,617            1,870
   Other non-interest income (loss)..................                 9,680              (23)             (41)
                                                                 ----------       ----------       ----------
      Total non-interest income......................                22,394           10,704           13,041
                                                                 ----------       ----------       ----------

Non-interest expenses:
   Compensation and benefits.........................                19,776           24,124           23,126
   Occupancy and equipment, net......................                 9,990           11,370           11,057
   Other general and administrative..................                12,828           14,519           15,872
   Amortization of supervisory goodwill..............                     -                -            2,002
   Supervisory goodwill valuation adjustment.........                     -                -           56,568
   SAIF insurance fund and OTS assessments...........                 6,403            6,631            6,222
   Real estate and other assets acquired in settle-
     ment of loans...................................                 2,863           14,979            9,652
                                                                 ----------       ----------       ----------
      Total non-interest expenses....................                51,860           71,623          124,499
                                                                 ----------       ----------       ----------
         Income (loss) before income taxes...........                11,374          (26,588)         (64,323)
Income tax expense (benefit).........................                 1,415          (12,308)          (5,089)
                                                                 ----------       ----------       ----------
         Net income (loss)...........................           $     9,959      $   (14,280)     $   (59,234)
                                                                 ==========       ==========       ==========

Preferred stock dividend requirements................           $     2,677      $     2,848      $     4,652
Net income (loss) applicable to common stockholders..           $     7,282      $   (17,128)     $   (63,886)
Net income (loss) per common share:
   Primary and fully diluted.........................           $      0.51      $     (1.40)     $    (11.16)

NOTE 3:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For purposes of the Consolidated Statement of Cash Flows, cash and due from banks, interest-bearing deposits with original maturities of ninety days or less, and federal funds sold are considered as cash and cash equivalents.

                                                                                                 For the Nine Months
                                                                For the Year Ended                       Ended
                                                                     December 31,                     December 31,
                                                            ------------------------------
                                                                1994              1993                  1992
                                                            -------------     -------------      -------------------
                                                                                     (In Thousands)
CASH PAID DURING THE PERIODS FOR:
  Interest on retail deposits........................         $101,746          $119,822              $124,720
  Interest on brokered deposits......................            1,182             2,419                 2,389
  Interest on borrowings.............................           28,864            23,695                 6,704
  Income taxes.......................................              551             2,180                 1,352
Cash received during the periods for:
  Interest and dividends.............................          192,422           224,178               178,862
Non-cash items:
  Loans securitized into mortgage-backed securities             20,402           376,551                    -
  Loans securitized into mortgage-backed securities
    available-for-sale...............................               -                 -                  2,564
  Transfers of loans to (from) available-for-sale....           (1,839)             (964)                6,106
  Transfers of mortgage-backed securities to
    available-for-sale...............................               -                 81                97,697
  Transfers of investment securities to
    available-for-sale...............................              121            40,832               112,045
  Real estate and other assets acquired in
    settlement of loans..............................           10,800            62,086                65,245
  Payment in kind on uncertificated debentures.......            3,769             3,452                 1,540
  Payment in kind on Series B preferred stock........            3,459             4,250                    -
  Loans and deposits acquired from Rhode Island
    transaction......................................               -                 -                178,349
  Conversion of $2.25 cumulative convertible
    preferred stock..................................               -             38,339                    -
  Net unrealized gains on debt and equity
    securities available-for-sale....................          (13,057)           16,312                    -

NOTE 4:  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

There were no securities purchased under agreements to resell at December 31, 1994. The securities purchased under agreements to resell at December 31, 1993 were collateralized by federal agency mortgage-backed securities. The following table provides additional information on the agreements.


                                                                    December 31,     December 31,
                                                                        1994             1993
                                                                    -------------    -------------
                                                                        (Dollars in Thousands)
Carrying value of agreements to resell......................           $     -         $ 60,000
Par value of collateral.....................................                 -           61,023
Market value of collateral..................................                 -           66,539
Maximum amounts of outstanding agreements at any month-end..                 -           60,000
Average amounts of outstanding agreements...................              1,411             644
Weighted average interest rate for the year.................               3.26%           3.22%
Weighted average interest on year-end balances..............                 - %           3.39%
Weighted average maturity of outstanding agreements (days)..                 -                6

At December 31, 1993, the Association held only securities purchased under agreements to resell identical securities. The securities underlying the agreements were physically held by the Association until the maturity of the agreements.

NOTE 5:   INVESTMENT SECURITIES

Investment securities consisted of the following:

                                                  At December 31, 1994                        At December 31, 1993
                                          ------------------------------------      ----------------------------------------
                                          Amortized    Gross Unrealized      Fair   Amortized      Gross Unrealized   Fair
                                                       ----------------                           ------------------
                                            Cost       Gains    Losses      Value      Cost        Gains    Losses    Value
                                          ---------   -------   -------   --------   ---------   --------   ------   --------
                                                                          (In Thousands)
Obligations of states and political
  subdivisions........................     $    398   $    -    $    15   $    383    $    432   $    -       $  4   $    428

Corporate securities:
    Fixed.............................        3,703        -        279      3,424       4,254        56        -       4,310
    Available-for-sale................            -        -         -          -           60         2        -          62

Asset-backed securities:
    Available-for-sale................       15,443        -         50     15,393      38,299        -        100     38,199

Collateralized mortgage obligations:
    Fixed.............................      165,167        -     11,777    153,390       4,784        -        155      4,629
    Variable..........................          821        -         36        785       1,319        16        -       1,335
    Available-for-sale................       73,640        -      2,881     70,759      66,915       217       249     66,883

Federal Home Loan Bank stock..........       32,287        -         -      32,287      31,800        -         -      31,800

Marketable equity securities:
    Available-for-sale................       49,717     6,866        -      56,583      42,125    15,608        -      57,733
                                           --------   -------   -------   --------    --------   --------   ------   --------

Total investment securities...........     $341,176   $6,866    $15,038   $333,004    $189,988    $15,899     $508   $205,379
                                           ========   =======   =======   ========    ========    =======   ======   ========

At December 31, 1994 and 1993, the net unrealized holding gain, net of tax effect, on available-for-sale securities that was included in the separate component of stockholders' equity was $2,282,000 and $8,978,000, respectively, exclusive of mortgage-backed securities available-for-sale. Proceeds, gains, and losses from sales of investment securities were as follows:

                                                         For the Year Ended                              For the Nine Months Ended
                                                            December 31,                                       December 31,
                                 ------------------------------------------------------------------
                                             1994                               1993                                1992
                                 ----------------------------       ----------------------------         ---------------------------
                                               Gross Realized                      Gross Realized                    Gross Realized
                                              ----------------                    -----------------                 ----------------
                                 Proceeds      Gains      Losses     Proceeds      Gains     Losses     Proceeds     Gains    Losses
                                 --------    ---------    ------     --------     -------    ------     ---------   -------   ------
                                                                            (In Thousands)
Investment securities......      $     -        $   -      $ -       $ 16,347*     $1,629     $146       $    506*   $1,517    $633
Investment securities
available-for-sale........        294,819        7,360       77       142,592       2,138       42        158,033     1,395     337
                                 --------       ------      ---      --------      ------     ----       --------    ------    ----
  Total....................      $294,819       $7,360      $77      $158,939      $3,767     $188       $158,539    $2,912    $970
                                 ========       ======      ===      ========      ======     ====       ========    ======    ====

*  Sales were due to credit concerns.


For the periods ended December 31, 1994, 1993, and 1992, gains and losses on investment securities resulted primarily from the recognition of realized capital gains and losses allocated to the Association by two limited partnerships in which the Association has invested.

The weighted average interest yields on investment securities were 5.84% and 5.13% at December 31, 1994 and 1993, respectively. Accrued interest and dividends receivable related to investment securities outstanding at December 31, 1994 and 1993 were $1,660,000 and $1,680,000, respectively.

The contractual maturities of Northeast Savings' held-to-maturity investment securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                                              December 31, 1994                        December 31, 1993
                                                     -------------------------------------    -----------------------------------
                                                                  Percent of                              Percent of
                                                                  Total         Estimated                  Total        Estimated
                                                     Amortized    Amortized     Market        Amortized    Amortized    Market
                                                       Cost       Cost          Value         Cost         Cost         Value
                                                     ---------    ----------    ----------    ---------    ---------    ---------
                                                                                 (Dollars In Thousands)
Bonds and collateralized mortgage obligations:

1-5 years.......................................     $   2,205        1.09%     $   2,122     $  2,506        5.88%       $  2,530
5-10 years......................................            18         .01             18          271         .64             274
10-20 years.....................................        36,267       17.92         33,812        1,909        4.48           1,934
Over 20 years...................................       131,599       65.03        122,030        6,103       14.33           5,964

Federal Home Loan Bank stock....................        32,287       15.95         32,287       31,800       74.67          31,800
                                                       -------      ------        -------      -------      ------         -------
Total held-to-maturity investment securities....     $ 202,376      100.00%     $ 190,269     $ 42,589      100.00%       $ 42,502
                                                       =======      ======        =======      =======      ======         =======

The contractual maturities of the Association's available-for-sale investment securities are summarized below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                                              December 31, 1994                        December 31, 1993
                                                     -------------------------------------    -----------------------------------
                                                                  Percent of                              Percent of
                                                                  Total         Estimated                  Total        Estimated
                                                     Amortized    Amortized     Market        Amortized    Amortized    Market
                                                       Cost       Cost          Value         Cost         Cost         Value
                                                     ---------    ----------    ----------    ---------    ---------    ---------
                                                                                 (Dollars In Thousands)
Bonds and collateralized mortgage obligations:
0-1 year.........................................     $    753         .54%      $    753     $ 18,038       12.24%       $ 18,035
1-5 years........................................       88,330       63.64         85,399       87,236       59.18          87,109
5-10 years.......................................           -           -              -            -           -               -
10-20 years......................................           -           -              -            -           -               -
Over 20 years....................................           -           -              -            -           -               -

Marketable equity securities.....................       49,717       35.82%        56,583       42,125       28.58          57,733
                                                       -------      ------        -------      -------      ------         -------
Total available-for-sale investment securities.       $138,800      100.00%      $142,735     $147,399      100.00%       $162,877
                                                       =======      ======        =======      =======      ======         =======

    NOTE 6:   MORTGAGE-BACKED SECURITIES

    Mortgage-backed securities consisted of the following:

                                                                     December 31,
                              ------------------------------------------------------------------------------------------
                                                 1994                                           1993
                              ------------------------------------------     -------------------------------------------
                              Amortized     Gross Unrealized       Fair      Amortized      Gross Unrealized       Fair
                                            -----------------                               ----------------
                                 Cost        Gains     Losses      Value         Cost       Gains     Losses       Value
                              ---------     ------     ------     ------      ---------     -----     ------      ------
                                                                   (In Thousands)
Government National Mortgage
 Association (GNMA):
  Adjustable................  $   29,880   $    -     $1,778    $   28,102   $   33,583   $    46    $   188    $   33,441
  Available-for-sale........       7,317       270       468         7,119        9,855       744         34        10,565
Federal Home Loan Mortgage
 Corporation (FHLMC):
  Fixed.....................     253,293        17    21,181       232,129        3,184       154         -          3,338
  Adjustable................     241,109         2     5,438       235,673      171,675     2,142        602       173,215
  Available-for-sale........       1,320        53        44         1,329        2,197       129          5         2,321
Federal National Mortgage
 Association (FNMA):
  Fixed.....................     174,941        87    12,609       162,419       29,650       546         -         30,196
  Adjustable................     210,439       247     6,046       204,640      142,904     2,542      1,529       143,917
  Available-for-sale........      13,400        -        490        12,910           -         -          -             -
Private Issuers:
  Fixed.....................       4,957        10         8         4,959        8,323       191         -          8,514
  Adjustable................     843,560        28    25,093       818,495      941,567     5,547      2,765       944,349
                               ---------    ------    ------     ---------    ---------    ------      -----     ---------
Total mortgage-backed
 securities.                  $1,780,216   $   714   $73,155    $1,707,775   $1,342,938   $12,041     $5,123    $1,349,856
                               =========    ======    ======     =========    =========    ======      =====     =========

   At December 31, 1994 , the net unrealized holding loss on available-for-sale mortgage-backed securities that was included in the separate section of stockholders' equity was $394,000, net of tax effect, exclusive of investment securities available-for-sale compared to a net unrealized holding gain of $484,000 at December 31, 1993. Proceeds, gains, and losses from sales of mortgage-backed securities were as follows:

                                      For the Year Ended                For the Year Ended              For the Nine Months Ended
                                         December 31,                      December 31,                          December 31,
                                                                                                     -------------------------------
                                            1994                               1993                               1992
                               -------------------------------     -------------------------------   -------------------------------

                                               Gross Realized                    Gross Realized                     Gross Realized
                               ----------     ----------------                --------------------   ----------   ------------------

                               Proceeds        Gains     Losses    Proceeds     Gains      Losses    Proceeds     Gains    Losses
                               ----------     -------   --------   --------   --------    --------   ----------   ------  ----------
                                                                          (In Thousands)
Mortgage-backed securities     $     -        $   -      $   -       $39,831   $2,046       $   -    $   44,727   $2,158      $   -
  available-for-sale.......     ---------      ------     ------      ------    -----        -----      -------  -------       -----
                                     -
  Total proceeds...........    $     -        $   -      $   -      $ 39,831   $2,046       $   -    $   44,727   $2,158      $  -
                                =========      ------     ------     =======    =====        -----      =======  =======       -----



   The weighted average yields on mortgage-backed securities were 6.27% and 5.30% at December 31, 1994 and 1993, respectively. Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 1994 and 1993 was $10,541,000, and $6,783,000, respectively.

   At December 31, 1994, mortgage-backed securities having a carrying value of $799,109,000 and a market value of $759,115,000 were pledged to collateralize securities sold under agreements to repurchase and other items.

   NOTE 7:   LOANS

   The Association's primary lending business is the origination of single-family residential mortgage loans in the northeastern United States. These loans are collateralized by residential properties and are made with strict adherence to Association policy which limits the loan-to-value ratio on residential mortgage loans to 80%, or 95% (97% on certain community lending products) with private mortgage insurance. In certain geographic areas of the country, the Association has limited the loan-to-value ratio to even less than 80%.

Loans consisted of the following:

                                                                           December 31,
                                                                 ----------------------------------
                                                                    1994                  1993
                                                                 -----------          -------------
                                                                           (In Thousands)
Single-family residential real estate loans:
  Adjustable rate......................................          $   736,603           $1,695,527
  Fixed rate...........................................              102,062              104,187
  Available-for-sale...................................                4,812               46,076
                                                                  ----------            ---------
    Total single-family residential real estate loans..              843,477            1,845,790
                                                                  ----------            ---------
Consumer loans:
  Equity loans.........................................               14,122               15,507
  Collateralized by deposits...........................                5,553                8,709
  Equity lines of credit...............................               15,753                5,886
  Overdraft protection.................................                1,786                2,110
  Education............................................                   34                   43
  Other personal.......................................                1,254                2,424
                                                                  ----------            ---------
    Total consumer loans...............................               38,502               34,679
                                                                  ----------            ---------
Residential construction loans.........................               20,805               10,138
                                                                  ----------            ---------
Income property loans..................................               75,835               69,146
                                                                  ----------            ---------
      Total loans, gross...............................              978,619            1,959,830
                                                                  ----------            ---------
Less:
  Allowance for loan losses............................               11,746               28,271
  Undisbursed portion of loans in process..............               11,990                6,097
  Unearned discounts...................................                2,191                2,822
  Deferred origination (costs), fees net...............                  (22)                 383
                                                                  ----------            ---------
                                                                      25,905               37,573
                                                                  ----------            ---------
      Total loans, net.................................          $   952,714           $1,922,257
                                                                  ==========            =========

Accrued interest receivable related to loans outstanding at December 31, 1994 and 1993 was $5,627,000 and $9,076,000, respectively. For the years ended December 31, 1994, and 1993 and the nine months ended December 31, 1992, the Association recognized net gains on sales of loans of $13,813,000, $1,939,000 and $1,870,000, respectively.

At December 31, 1994, there was no recorded investment in loans for which impairment has been recognized under the guidance of SFAS 114 compared to $1.6 million at December 31, 1993. There was no specific reserve on these loans at December 31, 1993. However, their impairment was considered in the allowance for loan losses at December 31, 1993. Such loans are included in non-accrual loans (see below) or troubled debt restructurings, as appropriate. The average recorded investment in impaired loans during the year ended December 31, 1993 was approximately $1.6 million. For the year ended December 31, 1993, the Association recognized interest income on those impaired loans of $41,000 (there was no interest income recognized using the cash basis method of income recognition). At December 31, 1994 and 1993, loans totaling $29,331,000 and $67,462,000, respectively, were contractually delinquent ninety days or more. Interest accruals on loans are discontinued whenever the payment of interest or principal is more than 90 days past due or earlier when conditions warrant it and any previously accrued interest is reversed. The total interest income that would have been recorded, had these loans been current in accordance with their original terms, or since the date of origination if outstanding for only part of the year, and the amount of interest income which was included in interest income on those loans for the indicated periods are summarized below:

                                                         For the Years Ended         For the Nine Months Ended
                                                             December 31,                  December 31,
                                                      --------------------------     -------------------------
                                                          1994         1993                    1992
                                                      ------------  ------------     -------------------------
                                                                           (In Thousands)
Gross amount of interest that would have been
  recorded during the period at the original rate..      $  2,296      $  4,869             $ 5,752
Interest recorded in income........................           379         1,382               1,365
                                                          -------       -------              ------
Interest income not recognized.....................      $  1,917      $  3,487             $ 4,387
                                                          =======       =======              ======

The following table summarizes the Association's gross loan portfolio and non-accrual loans as a percentage of gross loans by state and property type at December 31, 1994:

                    Single-Family
                     Residential                            Residential
                     Real Estate           Consumer        Construction      Income Property       Total
                  ------------------   -----------------  ---------------  -----------------  --------------------
                              Non-               Non-             Non-               Non-               Non-
                              accrual            accrual          accrual            accrual            accrual
                  Gross       Loan      Gross    Loan     Gross   Loan      Gross    Loan     Gross     Loan
                  Loans       Ratio     Loans    Ratio    Loans   Ratio     Loans    Ratio    Loans     Ratio
                  ----------  ------    ------   -------  -----   -------   ------   ------   -------   ----------
                                                       (Dollars in Thousands)

Connecticut        $ 239,379   2.46%  $ 6,522   1.48%    $ 13,661    - %  $ 19,723    1.35 %  $ 279,286  2.24%
New York             203,283   5.34    22,310   2.62        6,096    -      18,309      -       249,998  4.58
Massachusetts        149,862   2.36     6,731   2.33          105    -      12,558    7.19      169,256  2.72
California            40,854   6.47       726     -            -     -      15,792      -        57,371  4.61
Florida               36,613   1.18       244    .97           -     -          -       -        36,857  1.18
New Jersey            16,338  14.41       169     -            -     -          -       -        16,507  4.26
New Hampshire          3,315      -       253     -            -     -       3,033      -         6,601  -
Other                153,833    .99     1,547   4.08          943    -       6,420      -       162,743   .98
                   ---------           ------             -------          -------             --------
Total              $ 843,477   3.23%  $38,502   2.34%    $ 20,805    - %  $ 75,835    1.54%   $ 978,619  3.00%
                   =========           ======             =======          =======             ========

Loans serviced for others by Northeast Savings totaled approximately $1,489,037,000 and $1,888,863,000 at December 31, 1994 and 1993, respectively, which includes loans serviced with recourse to Northeast Savings of $51,399,000 and $69,124,000 at the same respective dates. In connection with loans serviced for others, at December 31, 1994 and 1993, respectively, Northeast Savings had $3,028,000 and $3,623,000 in excess servicing assets and $1,686,000 and $5,794,000 in capitalized purchased mortgage servicing. Loan servicing fees totaled $2,972,000, $2,627,000, and $793,000 for the years ended December 31, 1994, 1993, and the nine months ended December 31, 1992, respectively.

The following summarizes activity in the allowance for loan losses.

                                                           Year Ended       Nine Months Ended
                                                          December 31,         December 31,
                                                      --------------------  ------------------
                                                        1994       1993            1992
                                                      ---------  ---------  ------------------
                                                                   (In Thousands)
Balance, beginning of period...................       $ 28,271    $ 21,020       $ 17,084
Provision for loan losses......................          4,900      23,300         16,300
Charge-offs:
  Single-family residential real estate loans..         (5,514)    (14,835)       (12,305)
  Consumer loans...............................           (328)       (393)          (373)
  Income property loans........................           (105)     (1,395)            -
                                                       -------     -------        -------
    Total charge-offs..........................         (5,947)    (16,623)       (12,678)
                                                       -------     -------        -------
Recoveries:
  Single-family residential real estate loans..            210         176              8
  Consumer loans...............................            309         398            306
  Income property loans........................              3          -              -
                                                       -------     -------        -------
    Total recoveries...........................            522         574            314
                                                       -------     -------        -------
Net charge-offs................................         (5,425)    (16,049)       (12,364)
                                                       -------     -------        -------
Other*.........................................        (16,000)         -              -
                                                       -------     -------        -------
Balance, end of period.........................       $ 11,746    $ 28,271       $ 21,020
                                                       =======     =======        =======

*  Represents reduction of allowance allocated to loans sold in March 1994.

NOTE 8:   RHODE ISLAND COVERED ASSETS

As discussed in Note 23: Acquisitions, on May 8, 1992, the Association acquired certain assets of four Rhode Island financial institutions which were in receivership proceedings. The Association is protected against losses relative to all loans acquired from the institutions, including loans foreclosed upon by the Association subsequent to acquisition. Accordingly, as discussed below, these covered assets have been segregated from the Association's remaining portfolios of loans and REO. At December 31, 1994 and 1993, total Rhode Island covered assets and non-accrual Rhode Island covered assets as a percentage of gross covered assets were as follows:

                                                                       December 31,
                                                     ------------------------------------------------
                                                              1994                     1993
                                                     ----------------------   -----------------------
                                                                Non-accrual             Non-accrual
                                                       Assets   Asset Ratio    Assets   Asset Ratio
                                                     ---------  ------------  --------  -------------
                                                                  (Dollars in Thousands)
Single-family residential real estate loans:
  Adjustable rate.............................       $  10,515      5.21%      $12,607       8.00%
  Fixed rate..................................          15,878      8.26        22,112       7.73
                                                      --------                 -------
    Total single-family residential real
      estate loans............................          26,393      7.04        34,719       7.83
                                                      --------                 -------
Consumer loans:
  Equity lines of credit......................          10,474      2.18        12,805       4.36
  Equity loans................................           4,782      9.45         7,025       6.23
  Collateralized by deposits..................              22        -             36         -
  Overdraft protection........................             134        -            168         -
  Education...................................               7        -              8         -
  Other personal..............................             697       .29         1,534       3.19
                                                      --------                 -------
    Total consumer loans......................          16,116      4.23        21,576       4.84
                                                      --------                 -------
Income property loans.........................          29,141      9.86        39,135      10.59
                                                      --------                 -------
Commercial....................................             577       .17           893       3.25
                                                      --------                 -------
      Total loans, gross......................          72,227      7.50        96,323       8.24%
                                                      --------                 -------

Adjustments:
  Contra accounts.............................             590                     340
  Interest rate adjustment....................             833                   1,060
  Credit adjustment...........................           5,772                   1,082
                                                      --------                --------
      Total loans, net........................          79,422                  98,805
                                                      --------                --------
Real estate owned.............................           2,814                   6,820
                                                      --------                --------
  Total Rhode Island covered assets...........       $  82,236               $ 105,625
                                                      ========                ========

In the above table, the principal balance of individual loans for which a specific credit adjustment has been determined by independent valuators has been reduced by the amount of that credit adjustment. The unallocated credit adjustment represents amounts applied to pools of loans.

In connection with the acquisition of the Rhode Island assets, the Association entered into an Acquisition Agreement with the receivers of the Rhode Island financial institutions. Pursuant to this agreement, the Rhode Island Depositors Economic Protection Corporation (DEPCO) was required to pay a balancing consideration to the Association. The balancing consideration was the amount by which the deposits issued by the Association plus other assumed liabilities exceeded the fair value of the acquired assets. The estimate of the fair value of the acquired assets (the valuation) was determined by independent valuators in accordance with a detailed methodology outlined in the Acquisition Agreement. The balancing consideration of $59.0 million was paid to the Association in the quarter ended December 31, 1992.

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


NOTE 9:  REAL ESTATE AND OTHER ASSETS ACQUIRED IN SETTLEMENT OF LOANS

The following table presents Northeast Savings' REO by property type at the dates indicated.

                                               December 31,
                                         ------------------------
                                            1994         1993
                                         -----------  -----------
                                          (Dollars in Thousands)
Single-family residential..............     $11,196      $57,165
Hotels.................................          -         6,453
Apartment buildings....................          -         5,270
Office, retail, industrial complexes,
  land.................................       1,376        3,357
Real estate brokerage operations.......          -         1,744
Residential subdivisions...............         620          973
                                             ------       ------
  REO, net.............................     $13,192      $74,962
                                             ======       ======
Percent of total assets................         .39%        1.91%
                                             ======       ======

The activity in the Association's REO is presented in the following table:

                                                   For the Year Ended
                                                      December 31,
                                                   1994         1993
                                                ----------   ----------
                                                     (In Thousands)
               Beginning balance..............  $ 74,962      $ 99,376
               Foreclosures, net..............    12,075        61,228
               Capitalized expenses...........     1,389         2,226
               Less:
                 Sales........................   (63,896)*     (77,120)**
                 Valuation adjustments........    (9,581)      (10,082)
                 Mortgage insurance receipts..      (303)         (558)
                 Other........................    (1,454)         (108)
                                                 -------       -------
               Ending balance.................  $ 13,192      $ 74,962
                                                 =======       =======

               * During the quarter ended June 30, 1994, $27.2 million of REO was sold in a series of three transactions. The total loss on the sale was $6.5 million. Excluding this sale, sales of REO in the normal course of business for the year ended December 31, 1994 totaled $43.2 million.

               ** During the quarter ended September 30, 1993, $30.3 million of REO was sold in a single transaction. The total loss on the sale was $6.8 million. Excluding this sale, sales of REO in the normal course of business for the year ended December 31, 1993 totaled $52.8 million.


NOTE 10:         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:


                                                          December 31,
                                                     ----------------------
                                                        1994        1993
                                                     ----------  ----------
                                                         (In Thousands)
      Land........................................   $ 2,882       $ 3,371
      Office building and leasehold improvements..    34,759        37,522
      Furniture, fixtures, and equipment..........    19,272        22,728
                                                      ------        ------
                                                      56,913        63,621
      Less accumulated depreciation and
        amortization..............................    29,512        31,253
                                                      ------        ------
                                                     $27,401       $32,368
                                                      ======        ======

At December 31, 1994, Northeast Savings was obligated under various non-cancelable leases for premises and equipment. The leases generally contain renewal options and escalation clauses providing for increased rent expense in future periods. Rent expense for the years ended December 31, 1994 and 1993, and the nine months ended December 31, 1992 was $7,498,000, $7,717,000 and $5,440,000, respectively.

Northeast Savings leases certain office space for its headquarters and three of its branch banking offices from corporations or partnerships in which Directors of the Company or their immediate families are the principal beneficial owners. The leases were entered into either prior to the nomination and election to the position of director or with the written approval of the Association's OTS District Director. Virtually all lease terms end by 1996 and rents paid for such leases were $3,199,000 and $3,319,000 for the years ended December 31, 1994 and 1993, respectively, and $2,555,000 for the nine months ended December 31, 1992.

All future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1994 are as follows:

               Years Ending December 31:                                       Amount
               -------------------------                                   --------------
                                                                           (In Thousands)
               1995............................................                  3,814
               1996............................................                  2,620
               1997............................................                  1,841
               1998............................................                  1,662
               1999............................................                  1,250
               Thereafter......................................                  1,028
                                                                                ------
                 Total.........................................                $12,215
                                                                                ======

In February 1992, the Association purchased an office building in Farmington, Connecticut for $9.6 million and leased it back to the previous owners until 1994. Management anticipates moving a significant portion of the Association's operations to that facility in 1995.

NOTE 11:         DEPOSITS

Deposits consisted of the following:

                                                                             December 31,
                                                 ---------------------------------------------------------------------
                                                            1994                                      1993
                                                 ----------------------------------         --------------------------
                                                                       Weighted                          Weighted
                                                                        Average                           Average
                                                   Amount            Interest Rate           Amount    Interest Rate
                                                 -----------------   -------------         ----------  -------------
                                                                         (Dollars in Thousands)
Demand deposits............................      $   28,407                - %             $   35,865           - %
NOW accounts...............................         115,930              1.25                 145,655         1.22
Super NOWs.................................          40,074              1.49                  51,040         1.47
Regular savings............................         353,012              2.33                 583,209         2.20
Money market savings.......................         275,489              3.02                 401,135         2.67
                                                 ----------                                 ---------
    Total non-certificate
      accounts.............................         812,912              2.29               1,216,904         2.14
                                                 ----------                                 ---------
Certificates maturing in the year ending:
            1994...........................              -                 -                1,218,031         4.37
            1995...........................       1,012,378              5.11                 193,092         5.00
            1996...........................         265,987              5.76                  46,249         5.85
            1997...........................          67,300              5.57                  56,834         5.80
            1998...........................          42,496              6.10                  51,438         6.10
            Thereafter.....................         192,011              6.61                 194,669         6.85
                                                  ---------                                 ---------
    Total certificates.....................       1,580,172              5.45               1,760,313         4.85
                                                  ---------                                 ---------
    Total deposits.........................      $2,393,084              4.37%             $2,977,217         3.74%
                                                  =========                                 =========

There were no brokered deposits at December 31, 1994. At December 31, 1993, certificates include brokered deposits of approximately $25,135,000. Included in deposits is accrued interest payable of $923,000 and $1,965,000 at December 31, 1994 and 1993, respectively. Interest expense on deposits consisted of the following:


                                                  Year Ended    Year Ended   Nine Months Ended
                                                 December 31,  December 31,     December 31,
                                                 ------------  ------------  -----------------
                                                     1994          1993            1992
                                                 ------------  ------------  -----------------
                                                                 (In Thousands)
Brokered deposits............................      $    860      $  2,419           $  1,816
Retail deposits:
  Regular savings............................        10,030        15,146             18,694
  NOWs, Super NOWs and money market savings..        11,539        15,399             15,356
  Certificates...............................        79,457        88,199             88,058
                                                    -------       -------            -------
Total interest expense on deposits...........      $101,886      $121,163           $123,924
                                                    =======       =======            =======

NOTE 12:  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB advances and other borrowings are summarized as follows:

                                                                    December 31,
                                                             ------------------------
                                                                 1994         1993
                                                             -----------   ----------
                                                                   (In Thousands)
         FHLB advances...................................     $  203,527   $  373,000
         Securities sold under agreements to repurchase..        504,245      294,809
         Uncertificated debentures.......................         42,243       38,442
                                                               ---------    ---------
         Total FHLB advances and other borrowings........     $  750,015   $  706,251
                                                               =========    =========

Federal Home Loan Bank Advances
- -------------------------------

FHLB advances consisted of the following:

                                                               December 31,
                                         -----------------------------------------------------
                                                 1994                          1993
                                         -----------------------     -------------------------
                                                       Weighted                     Weighted
     Due in years ending                               Average                      Average
     December 31:                         Amount    Interest Rate     Amount     Interest Rate
     -------------------                 --------   -------------    --------    -------------
                                                        (Dollars in Thousands)
     1994.................               $     -          - %        $165,000             3.43%
     1995.................                140,727       6.05           55,000             3.63
     1996.................                  6,400       6.38           98,000             3.53
     1997.................                 15,000       5.73           15,000             3.38
     1998.................                 40,000       6.05           40,000             6.05
     Thereafter...........                  1,400       8.55               -                -
                                          -------                     -------
                                         $203,527       6.05%        $373,000             3.76%
                                          =======                     =======

At December 31, 1994, $36,400,000 of the outstanding advances were variable rate advances. Accrued interest payable on advances outstanding at December 31, 1994 and 1993 was $944,000 and $1,135,000, respectively. At December 31, 1994,
Northeast Savings' ability to borrow from the Federal Home Loan Bank of Boston under its Advances Program was limited to the value of qualified collateral that had not been pledged to outside sources. At December 31, 1994, mortgage-backed securities having a carrying value of $209,881,000 and a market value of $203,736,000 and mortgage loans having a carrying value of $212,524,000 and a collateral value of $159,393,000 were pledged to collateralize the above advances. Based on the Federal Home Loan Bank of Boston's Credit Policy, mortgage loans are assigned a collateral value equal to 75% of the current unpaid principal balance. At December 31, 1994, the Association's remaining borrowing capacity from the FHLB totaled $1.8 billion.

Securities Sold Under Agreements to Repurchase
- ----------------------------------------------

Securities sold under agreements to repurchase were wholesale repurchase agreements and consisted of the following:

                                                    December 31,
              -----------------------------------------------------------------------------------------
                                  1994                                         1993
              -------------------------------------------   -------------------------------------------
                                               (Dollars in Thousands)


                           Weighted      Collateral                      Weighted         Collateral
                           Average   -------------------                  Average     --------------------
              Repurchase  Borrowing     Book      Market    Repurchase   Borrowing     Book       Market
              Liability     Rate       Value*     Value     Liability      Rate       Value*      Value
              ----------  ---------  ---------   --------   ----------   ---------   --------    --------
Wholesale...   $489,541     5.56%     $545,975   $509,985     $294,809     3.43%     $308,471    $308,839
Dollar......     14,704     3.41        15,384     14,695           -        -             -           -
                -------     ----       -------    -------      -------     ----       -------     -------
               $504,245     5.50%     $561,359   $524,680     $294,809     3.43%     $308,471    $308,839
                =======     ====       =======    =======      =======     ====       =======     =======

* Book value includes accrued interest of $3,650,000 and $2,126,000 at December 31, 1994 and 1993, respectively.

Wholesale repurchase agreements mature or reprice on average every 44 days and were collateralized at December 31, 1994 and 1993 by mortgage-backed securities. Dollar repurchase agreements mature in 18 days and were secured by mortgage-backed securities at December 31, 1994. All wholesale repurchase agreements were to repurchase the same securities and all dollar repurchase agreements were to repurchase substantially the same securities. The maturities of securities sold under agreements to repurchase are summarized in the following table.


                                           December 31,
                  -----------------------------------------------------------
                              1994                         1993
                  ----------------------------   ----------------------------
                  Wholesale  Dollar     Total    Wholesale  Dollar    Total
                  ---------  -------   --------  ---------  -------  --------
                                        (in thousands)
Within 30 days..   $129,708  $14,704  $144,412   $197,541   $    -  $197,541
31-90 days......    338,400       -    338,400     97,268        -    97,268
91-182 days.....     21,433       -     21,433         -         -        -
                    -------   ------   -------    -------    ------  -------
                   $489,541  $14,704  $504,245   $294,809   $    -  $294,809
                    =======   ======   =======    =======    ======  =======


Securities sold under agreements to repurchase are considered short-term borrowings. The average balance of repurchase agreements outstanding during the years ended December 31, 1994 and 1993 was $362,864,000 and $290,112,000,
respectively. The maximum amount outstanding at any month-end was $504,479,000 for the year ended December 31, 1994 and $311,385,000 for the year ended December 31, 1993. Interest expense on repurchase agreements totaled $16,949,000 for the year ended December 31, 1994, and $9,866,000 and $4,111,000 for the year ended December 31, 1993 and the nine months ended December 31, 1992, respectively. Accrued interest payable on repurchase agreements outstanding at December 31, 1994 and 1993 was $7,060,000 and $3,693,000, respectively. The weighted average interest rates during the year ended December 31, 1994 and 1993 were 4.67% and 3.40%, respectively.

Uncertificated Debentures
- -------------------------

In conjunction with the Association's acquisition of $315.0 million in assets from four Rhode Island financial institutions and the issuance of deposit accounts in the Association to depositors in those institutions, the Company issued and sold $28.95 million of 9% Sinking Fund Uncertificated Debentures, due in 2012 to the receivers for the four institutions. These debentures have been transferred from the receivers to certain of the depositors in the Rhode Island institutions in consideration of a portion of their deposit claims against the receiverships. The Company has the right to pay the first five years of interest on the 9% Debentures by the issuance of additional 9% Debentures (a payment in kind). These debentures are also subject to mandatory redemption in part through a sinking fund which requires that the Company redeem on May 1, 1998, and on each May 1 thereafter to and including the maturity date, the outstanding principal amount of the 9% Debentures equal to 1/15 of the principal amount of such debentures on March 1, 1988. For further information on the Association's acquisition of the Rhode Island institutions, see Note 23: Acquisitions.

In addition, in connection with the repurchase of its adjustable rate preferred stock, the Company issued $7.0 million in 9% Debentures to the FRF. The debentures issued to the FRF have a market value of $4.5 million, based on the value attributable to the debentures by the FRF, as determined by its investment bankers. Implicit in the $4.5 million valuation is a discount rate of 14.4%, which was consistent with market yields on high-yield securities at the time. These debentures have the same terms as those transferred to the depositors in the Rhode Island institutions. In meeting its interest obligation on all of the 9% Debentures, the Company has issued an additional $8.8 million and $5.0 million of 9% Debentures for the years ended December 31, 1994 and 1993, respectively, which are included in the debentures outstanding at December 31, 1994. For additional information on the Company's repurchase of its adjustable rate preferred stock, and the conversion of its convertible preferred stock into common stock, see Note 13: Stockholders' Equity.

Other Borrowings
- ----------------

Other borrowings, when outstanding, consist of Tax Advantaged Variable Rate ESOP Notes, Series 1987, which were issued by the Association's ESOP and guaranteed by Northeast Savings. Initially, the notes were subject to mandatory redemption through the operation of a sinking fund commencing on the interest payment date originally beginning September 1988 and on each September thereafter to 1997. Effective August 31, 1992, the mandatory redemption of the notes was extended an additional three years. The notes may be redeemed earlier under certain circumstances. The interest rate on the notes at December 31, 1994 and 1993 was 5.37% and 3.40%, respectively. The proceeds of this issue were used by the Association's ESOP to purchase 1,010,326 outstanding shares of the Company's common stock, adjusted for stock dividends. As of December 31, 1994 and 1993, Northeast Savings had invested in the ESOP notes at an amount equal to the principal outstanding, thus acquiring all outstanding notes. Correspondingly, the notes were not reported as other borrowings at either December 31, 1994 or 1993. Mandatory redemptions of the ESOP notes in the amounts of $1,110,000 are due each fiscal year from 1995 through 2000. See Note 14: Employee Benefit Plans.

At December 31, 1994, mortgage-backed securities having a carrying value of $14,053,000 and a market value of $13,399,000 were pledged to collateralize a Letter of Credit supporting the ESOP notes, which honors demands for payment by the Note Trustee presented in accordance with the terms of the Letter of Credit. Also, the Association had an available, but unused, line of credit in the amount of $25,000,000 at December 31, 1994.

NOTE 13:  STOCKHOLDERS' EQUITY

Regulatory Matters
- ------------------

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), which was signed into law on August 9, 1989, provided for a comprehensive reorganization of the regulatory structure of the thrift industry. Northeast Savings is required to maintain certain levels of capital in accordance with FIRREA and OTS regulations. In addition, on November 7, 1991, the United States Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which became effective on December 19, 1991. While the primary focus of the legislation is to recapitalize the Bank Insurance Fund, FDICIA also adopted numerous mandatory measures which affect all depository institutions, including savings associations such as Northeast Savings, and which are designed to reduce the cost to the deposit funds of resolving problems presented by undercapitalized institutions.

The OTS regulations implementing the FIRREA capital standards established three measures of capital compliance: tangible core capital, core capital, and risk-based capital. Associations which failed to meet any of the three capital standards on December 7, 1989, were subject to certain restrictions which included growth restrictions and a limitation on capital distributions. These thrifts were also required to develop and submit to the OTS by January 8, 1990, acceptable capital restoration plans which demonstrate the strategies to be utilized to meet the capital standards. At December 7, 1989, Northeast Savings did not meet the capital standards set forth in FIRREA and the OTS regulations implementing the FIRREA capital standards. Northeast Savings filed its capital restoration plan with the OTS, as required by FIRREA, which was approved and accepted by the OTS on March 9, 1990. On March 23, 1990, the Association accepted the conditions imposed upon it by the OTS approval of its capital plan. Northeast Savings also filed an application to form a holding company, Northeast Federal Corp., which was approved by the OTS on April 16, 1990. The holding company reorganization was completed in July 1990, upon approval of the holders of voting stock of Northeast Savings. Under this reorganization Northeast Savings' capital stock was exchanged for capital stock of Northeast Federal Corp. and the capital of Northeast Federal Corp. was downstreamed to Northeast Savings in the form of common stock which qualified as regulatory capital. At such time, the Association came into compliance with all then-applicable regulatory capital requirements. The Association subsequently met all of the conditions of the capital plan and has been released from it by the OTS.

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

The following table reflects the regulatory capital requirements and the Association's regulatory capital.

                                        December 31,                                     December 31,
                          -------------------------------------            --------------------------------------
                                           1994                                              1993
                          -------------------------------------            --------------------------------------
                                                Fully Phased-in                                   Fully Phased-in
Regulatory Capital              Actual            Regulatory                   Actual              Regulatory
Requirement               Regulatory Capital   Capital Required            Regulatory Capital    Capital Required
- ------------------        ------------------   ----------------            ------------------    ----------------
                                                           (Dollars In Thousands)
Tangible core capital          $177,291              $ 50,120                    $167,244             $ 58,750
  Percent                          5.31%                 1.50%                       4.27%                1.50%

Core capital                   $177,419              $133,659                    $167,795             $156,688
  Percent                          5.31%                 4.00%                       4.28%                4.00%

Risk-based capital             $189,165              $ 96,425                    $189,330             $137,287
  Percent                         15.69%                 8.00%                      11.03%                8.00%

Conversion to Stock Association
- -------------------------------

On September 22, 1983, Northeast Savings converted from a mutual to a stock association. At the time of the conversion, eligible deposit account holders were granted priority in the event of future liquidation by the establishment of a "liquidation account" equal to net worth at June 30, 1983. No dividends may be paid to stockholders if such dividends reduce stockholders' equity below the amount required for the liquidation account, which was approximately $13.0 million at December 31, 1994.

$2.25 Cumulative Convertible Preferred Stock, Series A
- ------------------------------------------------------

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

On May 7, 1993, at a Special Meeting of Stockholders, the Company's stockholders approved a reclassification of the convertible preferred stock into common stock at a ratio of 4.75 shares of common stock for each share of convertible preferred stock. Effective May 14, 1993, the 1,610,000 shares of convertible preferred stock were converted into 7,647,500 shares of common stock. As a result, all of the powers, privileges and special and relative rights of the convertible preferred stock were eliminated including the then accumulated and unpaid dividends, the liquidation priority, the right, at the option of the holder, to convert each share of convertible preferred stock into 1.473 shares of common stock (and retain the right to receive, when as, and if, declared and paid by the Company, the accumulated and unpaid dividends at the time of such conversion on each such share of convertible preferred stock ) and the right to elect two directors to the Company's Board so long as six full quarterly dividends are in arrears.

$8.50 Cumulative Preferred Stock, Series B.
- -------------------------------------------

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

The Certificate of Designation for the Series B preferred stock increases the Company's Board of Directors by two and gives DEPCO or any Nominee as defined in the Stock Purchase Agreement the right to elect two directors so long as DEPCO or a Nominee holds at least 211,020 shares of the Series B preferred stock (one director if DEPCO or the Nominee holds less than that number but at least 105,510 of the Series B preferred stock). Two directors were nominated by the RISIC and elected by the directors on July 24, 1992. There is one director currently seated.

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

The Company has declared and paid dividends on its $8.50 Cumulative Preferred Stock, Series B in the sum of one share of Series B preferred stock for each $100 of the amount of dividends payable. The amount of dividend payable for the second quarter of 1993 included accumulated and unpaid dividends from the date of issuance (May 8, 1992) through June 30, 1993. The stock dividends declared were as follows:

                                     1994                 1993
                                ----------------    ------------------
                                Shares   Amount     Shares    Amount
                                ------  --------    ------  ----------
        First quarter.........   8,555  $855,000        -   $       -
        Second quarter........   8,737   874,000    34,296   3,429,700
        Third quarter.........   8,923   892,000     8,203     820,000
        Fourth quarter........   9,112   911,200     8,377     838,000

The Company also issued to DEPCO a warrant to purchase 600,000 shares of the Company's common stock exercisable at $2.50 per share and a warrant to purchase 200,000 shares of the Company's common stock exercisable at $4.25 per share. On December 9, 1994, DEPCO exercised the warrants, which increased stockholders' equity by $2,350,000. The common stock received by DEPCO is restricted as to its sale. During each twelve month period beginning upon the exercise of the warrants and expiring on May 8, 1997, DEPCO is entitled to sell 120,000 shares of common stock acquired from the exercise of the warrants.

Adjustable Rate Cumulative Preferred Stock, Series A
- ----------------------------------------------------

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

Unallocated Employee Stock Ownership Plan Shares
- ------------------------------------------------

In connection with the funding of the ESOP, stockholders' equity has been reduced net of tax to reflect the guarantee of Northeast Savings. See Note 12:
Federal Home Loan Bank Advances and Other Borrowings.

NOTE 14:  EMPLOYEE BENEFIT PLANS

Retirement Plan
- ---------------

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

Net pension expense consisted of the following:

                                                                                 For the
                                                       For the Years Ended   Nine Months Ended
                                                          December 31,         December 31,
                                                       -------------------  -----------------
                                                          1994      1993          1992
                                                       --------- ---------  -----------------
                                                                   (In Thousands)
Service cost (benefits earned during the period)..       $ 447     $ 431         $ 235
Interest cost on projected benefit obligation.....         361       380           249
Actual return on Plan assets......................           6      (297)         (345)
Net amortization and deferrals....................        (383)      (80)           88
Adjustment due to curtailment.....................         143        -             -
                                                          ----      ----          ----
                                                         $ 574     $ 434         $ 227
                                                          ====      ====          ====

According to the Association's actuary, the following table sets forth the Plan's funded status at the dates indicated.

                                                                       December 31,          December 31,
                                                                   -------------------   -------------------
                                                                           1994                 1993
                                                                   -------------------   -------------------
                                                                                 (In Thousands)
         Actuarial present value of benefit obligations:
           Vested benefits......................................            $4,697              $4,680
           Nonvested benefits...................................               277                 287
                                                                             -----               -----
         Accumulated benefit obligation.........................             4,974               4,967
         Effect of future compensation increases................                33                  94
                                                                             -----               -----
         Projected benefit obligation...........................             5,007               5,061
         Plan assets at fair value..............................             5,157               5,215
                                                                             -----               -----
         Projected benefit obligation in excess of (less than)
           Plan assets..........................................              (150)               (154)
         Unrecognized net transition asset......................               198                 214
         Unrecognized prior service cost........................               (84)               (130)
         Unrecognized net loss..................................              (783)               (592)
                                                                             -----               -----
           Prepaid pension costs................................            $ (819)             $ (662)
                                                                             =====               =====

Assumptions used in actuarial computations were:


                                                                           1994                 1993
                                                                         --------             --------
Discount rate...................................                           7.75%                7.00%
Rate of increase in future compensation levels..                           6.06                 5.00

401(k) Thrift and Profit Sharing Plan
- -------------------------------------

Northeast Savings maintains a 401(k) thrift and profit sharing plan to encourage systematic savings by employees. Substantially all employees are eligible and can contribute up to 6% of their base salary, on a tax-deferred basis, 50% of which is matched by Northeast Savings. Employees are vested in this plan after five years of service. Thrift plan expense amounted to $463,000, $524,000 and $318,000 for the year ended December 31, 1994 and 1993, and the nine months ended December 31, 1992, respectively.

Employee Stock Ownership Plan
- -----------------------------

Northeast Savings also maintains an employee stock ownership plan to provide the opportunity for substantially all employees of Northeast Savings to also become stockholders. The ESOP was funded through the issuance of Tax Advantaged Variable Rate ESOP Notes, Series 1987. The proceeds of the notes were used to purchase outstanding shares of Northeast Savings' common stock and the notes are guaranteed by Northeast Savings. When Northeast Savings was reorganized into the holding company, Northeast Federal Corp., the common stock of the Association was exchanged for the common stock of the holding company. The ESOP requires Northeast Savings to contribute the amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the notes. For the years ended December 31, 1994 and 1993, respectively, Northeast Savings' contribution to the ESOP amounted to $1,222,000 and $1,512,000, of which $289,000 and $267,000 was interest expense on the ESOP notes. For the nine months ended December 31, 1992, the contribution totaled $383,000 of which $260,000 was interest expense. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt and interest paid in the year. Further information regarding these notes may be found in Note 12: Federal Home Loan Bank Advances and Other Borrowings.

The Company adopted SOP 93-6, "Employees' Accounting for Stock Ownership Plans" on January 1, 1994. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the stockholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The ESOP shares as of December 31, 1994 were as follows:

                                                                  For the Year
                                                               Ended December 31,
                                                                      1994
                                                               ------------------
               Allocated shares...........................          310,011
               Shares released for allocation.............           96,892
               Unallocated shares.........................          497,196
                                                                  ---------
                                                                    904,099
                                                                  =========
               Market value of unallocated shares at
                   December 31, 1994......................       $4,164,000
                                                                  =========

Stock Option Plans
- ------------------

The stock option plans provide for the granting of options to directors, officers, and other key employees to purchase common stock of Northeast Federal Corp. at a price not less than the fair market value of the Company's stock on the date of grant. The stock option plans provide for the option and sale in the aggregate of 2,250,000 shares of the Company's common stock. The maximum option term is 10 years. At December 31, 1994 and 1993, respectively, there were 1,462,292 and 571,613 shares which were fully vested and exercisable.

Changes in the status of stock options are summarized as follows:

                                                    For the Year                       For the Year
                                                 Ended December 31,                 Ended December 31,
                                                       1994                                1993
                                            ------------------------------    ------------------------------
                                                            Weighted                          Weighted
                                            Number          Average           Number          Average
                                            of Shares       Option Price      of Shares       Option Price
                                            -----------     --------------    -----------     --------------
Balance, beginning of year..                 1,372,292         $ 4.08             453,317         $ 1.91
  Issued....................                   155,000           6.59           1,006,676           4.86
  Exercised.................                   (35,000)         (4.33)            (81,701)         (1.80)
  Canceled..................                   (10,000)         (3.84)             (6,000)          1.69
                                             ---------                          ---------
Balance, end of year........                 1,482,292         $ 4.35           1,372,292         $ 4.08
                                             =========                          =========

Deferred Compensation Plan
- --------------------------

The Deferred Compensation Plan allows key executives to defer receipt of compensation otherwise currently payable to them by the Association or any subsidiary of the Association for a period of two to ten years. The Association will match 60% of the first 5% an executive elects to defer. The deferred funds will be invested during the deferral period in either a Guaranteed Rate Investment Account or in common stock of Northeast Federal Corp. at a price not less than the monthly average fair market value of the Company's stock for the last ten days of each month. The plan includes a change in control provision and at December 31, 1994, this provision applied. Therefore, the plan was terminated and the participants were paid their vested account balance.

Directors' Deferred Fee Plan
- ----------------------------

The Deferred Fee Plan provides the members of the Board of Directors of the Association the opportunity to defer receipt of fees otherwise currently payable to them by the Association for a period up to ten years. The deferred fees will be invested during the deferral period in either the Guaranteed Rate Investment Account or in common stock of Northeast Federal Corp. at a price not less than the monthly average market value of the Company's stock. The plan includes a change in control provision and at December 31, 1994, this provision applied. Therefore, the plan was terminated and the participants' account balances were paid in 1995.

The Deferred Compensation Plan and the Deferred Fee Plan provided for a total of 250,000 common shares of Company stock to be purchased.

Curtailment of Employees' Benefit Plans
- ---------------------------------------

During 1994, the Company's Retirement, 401(K) Thrift and Profit Sharing and Employee Stock Ownership plans incurred a significant reduction in the number of active participants. The Board of Directors, upon the advice of legal counsel, has determined that there has been a Partial Termination of each employee benefit plan. The Company estimates the cost of the Partial Termination to be approximately $150,000 and the Company has fully provided for the anticipated additional cost at December 31, 1994.

       NOTE 15:        INCOME TAXES
       -------         ------------

       As discussed in Note 1, the Company adopted SFAS 109 as of April 1, 1991. SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes. In accordance with this implementation, the Company recorded an additional $1.0 million in income as the cumulative effect of a change in accounting principle for the year ended March 31, 1992. In addition, a valuation allowance of $3.7 million was established which reduced the deferred tax assets as of April 1, 1991. Due to the Company's utilization of all net operating loss carryforwards, the valuation reserve, which was related to those carryforwards, was eliminated as of December 31, 1992. Also in accordance with the implementation of SFAS 109, the Company applied $20.9 million at April 1, 1991 and another $1.0 million at December 31, 1992 to reduce the balance of its supervisory goodwill. The cumulative effect of this change is reported separately in the March 31, 1992 Consolidated Statement of Income and prior years' financial statements have not been restated.

       In accordance with SFAS 109, deferred income tax assets and liabilities at December 31, 1994 and 1993 reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws.

       A reconciliation of the statutory income tax rate to the consolidated effective income tax rate as well as a reconciliation of the recorded income tax expense (benefit) and the amount of income tax expense (benefit) computed by applying the statutory federal corporate tax rate to income (loss) before income taxes and extraordinary items follow:

                                                          For the Years Ended                    For the Nine Months Ended
                                                             December 31,                              December 31,
                                          ----------------------------------------------------   -------------------------
                                                    1994                       1993                        1992
                                          ------------------------    ------------------------   -------------------------
                                                                       (Dollars In Thousands)
Federal income tax expense (benefit)
  at statutory rate....................     $  3,578     34.00 %      $  (8,953)   (34.00)%        $(21,870)    (34.00)%
Increase (decrease) resulting from:
  Supervisory goodwill.................           -         -                -         -             19,994      31.08
  State taxes, net of federal tax
   benefit.............................          (20)     (.19)          (3,290)   (12.49)             (461)      (.72)
  Changes to the valuation allowance...       (4,000)   (38.01)           4,000     15.19            (2,752)     (4.27)
  Other, net...........................           -         -            (3,950)   (15.00)               -          -
                                            --------    ------           ------    ------            ------     ------
Income tax benefit per
  financial statements.................     $   (442)    (4.20)%       $(12,193)   (46.30)%        $ (5,089)     (7.91)%
                                            ========    ======          =======    ======            ======     ======


       The components of the income tax expense (benefit) are as follows:


                                                       For the Years Ended                          For the Nine Months Ended
                                                           December 31,                                    December 31,
                                         ------------------------------------------------       -----------------------------------

                                                1994                       1993                                1992
                                         -----------------------   ----------------------       -----------------------------------
                                                                           (In Thousands)
Current provision:
  State...............................         $   (862)                   $    184                            $ 2,454
  Net change in valuation allowance...           (4,000)                      4,000                             (2,752)
Net change in temporary differences...            4,420                     (16,377)                            (4,791)
                                               --------                    --------                            -------
    Total income tax benefit..........         $   (442)                   $(12,193)                           $(5,089)
                                               ========                    ========                            =======

The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:


                                                                     December 31,
                                           -------------------------------------------------------------
                                                     1994                               1993
                                           ---------------------------       ---------------------------
                                             Asset           Liability           Asset         Liability
                                           ----------        ---------       ------------      ---------
                                                                   (In Thousands)
    Allowance for loan losses...........     $26,241         $    -          $36,075            $   -
    Reserve for uncollected interest....       1,609              -            2,305                -
    Purchase accounting discount........         949              -            1,339                -
    Net operating loss carryforward.....       5,443              -               -                 -
    Deferred service fee................          -            1,271              -              1,522
    Other...............................       6,567             770           2,006             1,670
                                              ------          ------          ------             -----

      Total deferred income taxes.......     $40,809         $ 2,041         $41,725            $3,192
                                              ======          ======          ======             =====

At December 31, 1993, a valuation allowance of $4.0 million was established which reduced the deferred tax assets, since it is more likely than not that a portion of these assets will not be realized. At December 31, 1994, the valuation allowance of $4.0 million was eliminated due to current evidence supporting the realization of the entire deferral tax asset. Also, the Company has recorded deferred tax assets at December 31, 1994 related to alternative minimum tax credit carryforwards and the ESOP guarantee of $3.4 million and $2.6 million, respectively. At December 31, 1994, Northeast Federal had a $13.0 million net operating loss carryforward , which expires at December 31, 2002.

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

At December 31, 1994, Northeast Savings' base year tax bad debt reserve equaled zero. If in the future, earnings allocated to this bad debt reserve and deducted for federal income tax purposes are used for payment of cash dividends or other distributions to stockholders, including distributions in redemption or in dissolution or liquidation, an amount up to approximately 1 3/4 times the amount actually distributed to the stockholders will be includable in Northeast Federal Corp.'s taxable income and be subject to tax.

Earnings and profits include taxable income net of federal income taxes and adjustments for items of income which are not taxable and expenses which are not deductible. For the tax year ended December 31, 1994, Northeast Federal Corp. and subsidiaries did not have current earnings and profits. Any dividends paid with respect to Northeast Savings, F.A.'s stock in excess of current or accumulated earnings and profits at year-end for federal tax purposes or any other stockholder distribution will be treated as paid out of the tax bad debt reserves and will increase taxable income as noted in the preceding paragraph.

NOTE 16:        GAIN ON SALE OF INTEREST-EARNING ASSETS, NET

Gains (losses) are summarized in the following table. For the years ended December 31, 1994 and 1993, virtually all sales of investments and mortgage-backed securities were either from the available-for-sale portfolios or were due to credit concerns.

                                                         For the Years                   For the Nine Months
                                                       Ended December 31,                Ended December 31,
                                                --------------------------------------   -------------------
                                                    1994                1993                     1992
                                                --------------      ------------------   -------------------
                                                                      (In Thousands)


      Net gain on sales of:
         Investment securities...............    $  7,283              $  3,579                $  1,942
         Mortgage-backed securities..........          -                  2,046                   2,158
         Loans...............................      13,813                 1,939                   1,870
                                                  -------               -------                 -------
           Total.............................    $ 21,096              $  7,564                $  5,970
                                                  =======               =======                 =======

NOTE 17:        SUPPLEMENTARY EARNINGS PER SHARE

As required by Accounting Principles Board Opinion No. 15, "Earnings Per Share," supplementary earnings per share information is presented as if the conversion of the Company's $2.25 Convertible Cumulative Preferred Stock, Series A, into common stock, which occurred on May 14, 1993, had taken place at the beginning of the period.

                                                                Year Ended
                                                                December 31,
                                                --------------------------------------------
                                                    1993                            1992
                                                -------------                   ------------
                                                 (Dollars in Thousands Except Share Amounts)

      Net loss...............................    $   (14,139)                   $   (59,037)
      Preferred stock dividend requirements..         (3,153)                        (3,100)
                                                  ----------                      ---------
      Net loss applicable to common
        stockholders.........................    $   (17,292)                   $   (62,137)
                                                  ==========                     ==========
      Average shares outstanding.............     13,464,163                     13,371,372

      Net loss per common share..............    $     (1.28)                   $     (4.65)
                                                  ==========                     ==========

The following table shows the computation of the weighted average shares used in the calculation of supplementary earnings per share:

                                                                  Year Ended
                                                                 December 31,
                                                 --------------------------------------------
                                                      1993                           1992
                                                 -------------                  -------------
Actual weighted average shares out-
  standing excluding conversion shares...           5,816,663                      5,723,872
Conversion shares (assumed converted at
  the beginning of the period)...........           7,647,500                      7,647,500
                                                   ----------                     ----------
                                                   13,464,163                     13,371,372
                                                   ==========                     ==========

NOTE 18:        COMMITMENTS AND CONTINGENCIES

Outstanding commitments to originate adjustable rate and fixed rate mortgage loans amounted to $10,740,000 and $4,368,000, respectively, at December 31, 1994. With respect to residential mortgage loans, commitments generally expire within 10 to 180 days, depending upon the type and purpose of the loan. Also at December 31, 1994, commitments to originate $2,607,000 and $11,997,000 were outstanding on home equity loans and residential construction loans, respectively. In addition, at December 31, 1994, the Association had outstanding commitments to fund $18,568,000 in unused consumer credit lines and $11,990,000 in undisbursed residential construction loans. At December 31, 1994, the Association had entered into firm commitments to sell $1,459,000 of mortgage loans from the available-for-sale portfolio. Finally, at December 31, 1994, the Association had entered into firm commitments to purchase $13,530,000 of mortgage-backed securities.

On December 9, 1989, Northeast Savings filed suit in the United States District Court for the District of Columbia claiming that the government has breached its contract with Northeast Savings as well as violated Northeast Savings' constitutional rights as a result of the denial of core capital treatment to supervisory goodwill acquired by Northeast Savings as a result of its 1982 acquisitions from the Federal Savings and Loan Insurance Corporation (FSLIC) of three insolvent thrifts. The district court dismissed this action on July 16, 1991 for lack of jurisdiction and indicated that proper jurisdiction lay in an action for money damages in the United States Claims Court. (The name of the United States Claims Court subsequently was changed to the United States Court of Federal Claims, such court hereinafter is referred to as the Claims Court). Northeast Savings appealed this ruling to the United States Court of Appeals for the District of Columbia Circuit (the Court of Appeals for D.C.), and then on July 8, 1992, filed a motion to voluntarily dismiss its appeal. On July 9, 1992, the Court of Appeals for D.C. granted this motion to dismiss. Northeast Savings then filed its claim for damages in the Claims Court on August 12, 1992. This action is still pending. The Claims Court has indicated that it is deferring action on the Northeast Savings case, as well as on over 30 other supervisory goodwill cases pending before the Claims Court, until three cases (the Test Cases), currently on appeal to the Unite States Court of Appeals for the Federal Circuit (Federal Circuit Court of Appeals), are finally ruled upon. In the Test Cases, including Winstar v. United States, the government has vigorously
                 ------------------------
defended itself. Among other things, the government has contended that the "supervisory goodwill" that was created in connection with the resolution by the Federal Home Loan Bank Board (the Bank Board), which was the predecessor agency to the OTS, of supervisory problems existed "under the Bank Board's regulatory function and represents a statement of compliance with then-existing statutory and regulatory requirements which requirements, however, were subject to change." Thus, the government contends that Congress was entitled to override the existing regulatory requirements which recognized supervisory goodwill by new legislation directed at the general public welfare. The government then contends that it cannot be obligated to measure regulatory capital in a manner inconsistent with what Congress has mandated under FIRREA, and therefore, it is absolved of any and all contract liability based on the elimination of supervisory goodwill under the "Sovereign Acts Doctrine." In support of its arguments, the government cites, among other things, the 1992 holding of the Court of Appeals for D.C. in Transohio Savings Bank v. Director (Transohio) in
                             ----------------------------------
which that court rejected the attempt of a savings institution to obtain injunctive relief against the application of the FIRREA capital standards.

In each of the Test Cases, the Claims Court determined that plaintiffs had contracts with the United States governing long-term regulatory treatment of goodwill, and that those contracts had been breached by FIRREA's new restrictions on use of goodwill to meet statutory capital mandates. The Claims Court consolidated its rulings in the Test Cases for immediate interlocutory appeal. On May 25, 1993, a divided panel of the Federal Circuit Court of Appeals reversed the Claims Court's finding that the government was liable for breach of contract in the Test Cases. The Federal Circuit Court of Appeals, among other things, based its decision on its conclusion that "... the plaintiffs had no contract right to have the goodwill generated by their acquisitions treated as regulatory capital." According to the Federal Circuit Court of Appeals, "all of the subject contracts left the Bank Board (and OTS) free to regulate in accordance with subsequent acts of Congress, specifically FIRREA. Thus, there was no contractual promise by the government which could be breached."

Approximately one and one-half months later, on July 7, 1993, in Hughes
                                                                 ------
Communications Galaxy, Inc. v. United States (Hughes) a different panel of the
- --------------------------------------------
Federal Circuit Court of Appeals issued what has generally been interpreted as an opposite ruling from that given in the Test Cases on another government breach of contract dispute. In Hughes, which was not a case involving depository institutions, the Federal Circuit Court of Appeals determined that there was a breach of contract by the government, and in doing so, apparently rejected some of the same arguments advanced by the government and accepted by the Federal Circuit Court of Appeals in the Test Cases. Although the government in Hughes petitioned the Federal Circuit Court of Appeals for a rehearing and an en banc hearing, on October 26, 1993, both were denied. The Federal Circuit Court of Appeals, however, did vacate the panel decision in the Test Cases, which decision was in favor of the government's position, and ordered an en banc hearing. Briefing for that hearing has been completed and oral arguments took place in February 1994. No decision on such rehearing has been rendered by the Federal Circuit Court of Appeals at this time. Recently, a panel of the Court of Appeals for D.C. issued a clarification of its Transohio decision indicating that its analysis in that decision was solely directed at an action for injunctive relief and did not address the merits of a claim for money damages in the Claims Court.

Another supervisory goodwill case, Resolution Trust Corporation v. FSLIC (the
                                   -------------------------------------
Resolution Trust Corporation), was recently decided by the Court of Appeals of the 10th Circuit (the 10th Circuit Court of Appeals) in favor of the purchasers of Security Federal from the FSLIC, which purchase was made prior to FIRREA. Pursuant to an arrangement with the FSLIC, the purchasers infused $6 million in Security Federal, an insolvent institution, and thereby saved the FSLIC the cost of liquidating Security Federal. Even with such capital infusion, were it not for the treatment of supervisory goodwill as capital, Security Federal would have remained significantly under-capitalized at the time, and thereby would have had to have been liquidated by the FSLIC.

As a result of the restriction on the use of supervisory goodwill as capital pursuant to FIRREA and resulting OTS regulations, the OTS determined that Security Federal was insolvent and in February 1990 ordered the purchasers to infuse additional capital into it. In March of 1990, the purchasers notified the OTS that they were rescinding the agreement to acquire the institution, tendered their stock to the OTS, and requested the return of their capital contribution. The OTS refused the tender, and the purchasers filed suit seeking rescission and restitution for breach of contract. In Resolution Trust Corporation, the FDIC and the OTS appealed a district court's summary judgment ruling in favor of the purchasers for breach of contract, which held that the treatment of goodwill as regulatory capital was an express term of the overall contractual agreement. The 10th Circuit Court of Appeals affirmed the lower court's ruling and stated that "because the Agencies breached their agreement to treat supervisory goodwill...as assets for regulatory purposes, we [the Court] agree that the investors [i.e., purchasers] properly rescinded the agreement and thus are entitled to restitution." The Government has decided not to seek Supreme Court review of the decision of the 10th Circuit Court of Appeals.

Northeast cannot predict when the Federal Circuit Court of Appeals will render any decision on the Test Cases, or the nature of any such decision and its effect on Northeast Savings' pending goodwill litigation in the Claims Court. In addition, the Claims court's initial decision in the Test Cases did not address the amount of damages, if any; therefore, questions regarding the amount of damages are not subject to the current appeal pending in the Federal Circuit Court of Appeals. Northeast anticipates that even if the Federal Circuit Court of Appeals renders a decision in the Test Cases that is favorable to the claims made by Northeast Savings in its goodwill litigation, a final judicial determination, if any, as to Northeast Savings' pending goodwill litigation, after addressing the issue of damages and the resolution of all appeals, including likely appeals to the Supreme Court, will not occur for an extended period of time; and even if Northeast Savings attains a final money judgment in its goodwill litigation, as to which no prediction can be made, the amount of any such judgment is highly uncertain. No amount has been recorded on Northeast's financial statements based on any possible recovery by Northeast under the litigation.

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

NOTE 19: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

In the normal course of business, Northeast Savings is a party to various financial instruments with off-balance-sheet risk which are held or issued for purposes other than trading. These financial instruments include commitments to extend credit to meet the financing needs of customers, as well as interest rate swaps entered into as a means of reducing the Association's exposure to changes in interest rates.

To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The following table shows the contract or notional amount of these instruments held by the Association.

                                                                    December 31,
                                                          -----------------------------
                                                              1994            1993
                                                          -------------   -------------
                                                                  (In Thousands)
          Financial instruments whose contract amounts
          represent credit risk:

            Commitments to extend credit:
              Single-family residential real estate
               loans..................................        $ 15,108        $ 49,078
              Consumer loans..........................          21,175          10,125
              Residential construction loans..........          23,987           3,497
            Loans serviced for others with recourse...          51,400          69,124
                                                               -------         -------
                Total commitments to extend credit....        $111,670        $131,824
                                                               =======         =======
Financial instruments whose notional or
contract amounts exceed the amount of
credit risk:
  Interest rate swap agreements.............                  $ 12,305        $ 15,739
                                                               =======         =======

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

At December 31, 1994, the Association's interest rate swap agreements on a market value basis were in a net loss position of $399,000. Interest rate swaps involve the exchange of rates on interest payment obligations without the exchange of the underlying principal amounts. The primary risk associated with interest rate swaps is not credit risk but risk associated with movements in interest rates. While notional principal amounts express the volume of the interest rate swaps, the amounts potentially subject to credit risk are much smaller.

At December 31, 1994 and 1993, outstanding interest rate swaps totaled $12,305,000 and $15,739,000, respectively. Interest payments related to interest rate swaps are charged or credited to interest expense on other borrowings. Accrued interest receivable on swaps outstanding at December 31, 1994 and 1993, respectively, was $31,000 and $70,000.

The Association grants residential loans to customers primarily in the Northeast. In early 1994, the Association closed its loan origination offices in California and Colorado. Although the Association has a diversified portfolio, the ability of its borrowers to repay their loans is substantially dependent upon the general economic conditions of the region.

NOTE 20:          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

. Loans receivable: For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on the market prices for securities collateralized by similar loans. For certain homogeneous categories of loans, such as some residential fixed rate mortgages, fair value is estimated using the quoted market price for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For the residential construction and income property loan portfolios, due to the immateriality, i.e. approximately 2.9% of total assets, management concluded that it was not practicable to estimate its fair value and,accordingly, has valued it at its carrying amount.

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

. Commitments to extend credit consist primarily of commitments to originate adjustable rate mortgage loans, fixed rate loans, home equity loans and residential construction loans and generally expire within 10 to 180 days, depending upon the type and purpose of the loan. Due to the current nature of the commitments, management concluded that the contractual amount of the commitments is a reasonable estimate of their fair value.



The following table presents certain of the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value.

                                                                        December 31,
                                             -------------------------------------------------------------
                                                            1994                           1993
                                             -----------------------------   -----------------------------
                                             Carrying Amount    Fair Value   Carrying Amount    Fair Value
                                             ---------------   -----------   ---------------   -----------
                                                                     (In Thousands)
Financial assets:
  Cash and due from banks...............       $   34,145       $   34,145     $   51,705       $   51,705
  Federal funds sold....................           22,725           22,725         23,510           23,510
  Securities purchased under agreements
    to resell...........................               -                -          60,000           60,000
  Investment securities, net............          202,376          190,269         42,589           42,502
  Investment securities,
    available-for-sale, net.............          142,735          142,735        162,877          162,877
  Mortgage-backed securities, net.......        1,758,179        1,686,417      1,330,886        1,336,970
  Mortgage-backed securities,
    available-for-sale, net.............           21,358           21,358         12,886           12,886
  Loans, net............................          947,902          943,464      1,876,181        1,908,259
  Loans available-for-sale, net.........            4,812            4,801         46,076           46,119
  Rhode Island covered assets...........           82,236           82,236        105,625          105,625
  Interest and dividends receivable (1).           17,797           17,797         17,470           17,540

Financial liabilities:
  Retail deposits.......................        2,393,084        2,351,748      2,952,082        2,985,050
  Brokered deposits.....................               -                -          25,135           25,414
  Federal Home Loan Bank advances.......          203,527          201,046        373,000          374,340
  Securities sold under agreements to
    repurchase..........................          504,245          504,245        294,809          294,809
  Uncertificated debentures.............           42,243           28,781         38,442           29,942

Unrecognized financial instruments:
  Interest rate swaps (notional amount
    of $12.3 million):
    In a net receivable (payable) position             31             (399)            70             (231)
  Commitments to extend credit..........           60,270           60,270         62,400           62,400
  Loan servicing rights (2).............               -             5,551             -             4,980

(1) Excludes $31,000 and $70,000 at December 31, 1994 and 1993, respectively, of accrued interest receivable on interest rate swaps.
(2) Represents the fair value of uncapitalized servicing rights on loans serviced for others by Northeast Savings.


As discussed earlier, the fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used. Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 21: RECONCILIATION OF REGULATORY REPORTS TO ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of stockholders' equity and net income (loss) from regulatory reports furnished to the OTS to the accompanying consolidated financial statements:

                                                    Stockholders' Equity                            Net Income (Loss)
                                              --------------------------------          --------------------------------------------
                                                        December 31,                           For the Years Ended December 31,
                                              --------------------------------
                                                    1994          1993                         1994                    1993
                                              --------------------------------          -------------------  -----------------------
                                                                                (In Thousands)

Balance reported to the OTS for Northeast
  Savings....................................       $177,754      $169,670                     $ 13,113              $(11,980)
Holding company net income (loss)............         10,966       (14,139)                      10,966               (14,139)
Equity in undistributed income of Northeast
  Savings....................................        (13,113)       11,980                      (13,113)               11,980
Additional investment in Northeast Savings.          (36,950)      (34,800)                          -                     -
Exercise of warrants.........................          2,350            -                            -                     -
Preferred stock conversion costs.............         (1,402)       (1,402)                                                -
Holding company paid-in capital and
  retained earnings..........................           (955)          834                                                 -
Exercised stock options......................            135           147                                                 -
401K shares issued...........................            115           223                                                 -
Balance per accompanying consolidated                -------       -------                      -------               -------
  financial statements.......................       $138,900      $132,513                     $ 10,966              $(14,139)
                                                     =======       =======                      =======               =======

NOTE 22:  ACQUISITIONS

During fiscal 1982 and fiscal 1983, Northeast Savings acquired three savings and loan associations in FSLIC-assisted supervisory mergers accounted for using the purchase method of accounting. Supervisory goodwill, the excess of cost over net assets acquired, related to these acquisitions totaled $290 million.

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

                                               For the Nine Months
                                                Ended December 31,
                                                       1992
                                               -------------------
                                                  (In Thousands)
Balance, beginning of period.................        $ 59,553
  Amortization...............................          (2,002)
  Reduction for acquired net operating loss
    carryforward.............................            (983)
  Valuation adjustment.......................         (56,568)
                                                      -------
Balance, end of period.......................        $     -
                                                      =======

Rhode Island Acquisition
- ------------------------

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

   . The Company issued and sold to the Rhode Island Depositors Economic Protection Corporation approximately $35.2 million of a new class of preferred stock, the $8.50 Cumulative Preferred Stock, Series B as well as warrants to purchase 600,000 shares of common stock of the Company at $2.50 per share and 200,000 shares of common stock of the Company at $4.25 per share. On December 9, 1994, DEPCO exercised its warrants, which generated net proceeds of $2.4 million. The Company contributed the net proceeds from this issuance to the Association. The Company has the right to pay the first five years of dividends on the new preferred stock by the issuance of additional new preferred stock (a payment in kind).

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

   . The Company repurchased its adjustable rate preferred stock plus accumulated dividends from the FRF for $28.0 million in cash and $7.0 million in 9% Debentures, for a total fair value of $32.5 million. The 9% Debentures had a fair value of $4.5 million, which was based on the value attributed to those debentures by the FRF, as determined by its investment banker.

Note 23:  Parent Company Financial Information

The condensed parent company Statement of Operations, Statement of Financial Condition, and Statement of Cash Flows are as follows:

                            STATEMENT OF OPERATIONS
                                (In Thousands)

                                                                     Year Ended                           Nine Months Ended
                                                                     December 31,                            December 31,
                                                      ------------------------------------------          -----------------
                                                           1994                     1993                        1992
                                                      ------------------     -------------------          -----------------
Interest income.................................        $     156                 $     57                     $     43
Interest expense................................           (3,858)                  (3,503)                      (2,103)
Equity in undistributed income  (loss) of
 Northeast Savings..............................           13,113                  (11,980)                     (57,858)
                                                         --------                  -------                       ------
  Total income (loss).......................,...            9,411                  (15,426)                     (59,918)

Operating expenses..............................               -                       276                          314
 Income (loss) before income taxes and                   --------                  -------                       ------
  extraordinary items...........................            9,411                  (15,702)                     (60,232)
Income tax benefit..............................           (1,555)                  (1,563)                        (998)
                                                         --------                  --------                      -------
  Net income (loss).............................        $  10,966                 $(14,139)                    $(59,234)
                                                         ========                  ========                      =======



                       STATEMENT OF FINANCIAL CONDITION
                                (In Thousands)

                                                 December 31,
                                           -------------------------
                                             1994             1993
                                           --------         --------
               ASSETS
Cash and interest-bearing deposits.......  $  4,925         $  2,210
Investment in Northeast Savings..........   177,754          169,670
Other assets.............................       131              685
                                            -------          -------
  Total assets...........................  $182,810         $172,565
                                            =======          =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Uncertificated debentures................  $ 42,243         $ 38,442
Other liabilities........................     1,667            1,610
Stockholders' equity.....................   138,900          132,513
                                            -------          -------

    Total liabilities and stockholders'
      equity.............................  $182,810         $172,565
                                            =======          =======

                            STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                    Year Ended            Nine Months Ended
                                                    December 31,             December 31,
                                             --------------------------   -----------------
                                                 1994          1993              1992
                                             ------------  ------------   -----------------

Cash flows from operating activities:
  Net income (loss).........................   $ 10,966      $(14,139)         $(59,234)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Amortization of discount on
        uncertificated debentures...........         32            -                 -
      Interest accrued and paid in kind
        on debentures.......................      3,769         3,452             2,103
      Equity in undistributed (income)
        loss of Northeast Savings...........    (13,113)       11,980            57,858
      (Increase) decrease in other assets.          554          (685)              135
      Increase (decrease) in other
          liabilities.......................         57           218               802
                                                -------       -------           -------
        Net cash provided by operating
          activities........................      2,265           826             1,664
                                                -------       -------           -------

Cash flows used in investing activities -
  increase in investment in Northeast
    Savings.................................     (2,150)           -            (34,800)
                                                -------       -------           -------

Cash flows from financing activities:
  Proceeds from exercise of stock options.          135           147                16
  Proceeds from issuance of 401K stock......        115           223                -
  Exercise of warrants......................      2,350            -                 -
  Preferred stock conversion costs..........         -         (1,402)               -
  Retirement of Series A adjustable
    preferred stock.........................         -             -            (33,550)
  Proceeds from issuance of Series B
    preferred stock.........................         -             -             35,170
  Proceeds from issuance of uncerti-
    ficated debentures......................         -             -             33,450
                                                -------       -------           -------

        Net cash provided by (used in)
          financing activities..............      2,600        (1,032)           35,086
                                                -------       -------           -------

Net increase (decrease) in cash and cash
  equivalents...............................      2,715          (206)            1,950
Cash and cash equivalents at beginning of
  period....................................      2,210         2,416               466
                                                -------       -------           -------

Cash and cash equivalents at end of
  period....................................   $  4,925      $  2,210          $  2,416
                                                =======       =======           =======

This information should be read in conjunction with other Notes to the Consolidated Financial Statements.

Note 24:  Quarterly Financial Information (Unaudited)

December 31,
1994 and for the year then ended                    Q1             Q2             Q3            Q4
- ----------------------------------------------  ----------     ----------     ----------    ----------
                                                       (In Thousands Except Per Share Amounts)
Total assets..................................  $3,628,442     $3,311,016     $3,349,705    $3,345,572
Interest income...............................      48,690         44,571         47,993        51,457
Net interest income...........................      15,212         13,660         14,903        14,977
Provision for loan losses.....................       2,200            600          1,000         1,100
Gain on sale of securities, net...............       4,364            (77)         2,362           634
Gain on sale of loans, net....................      13,549            356            (56)          (36)
Non-interest income...........................        (634)        12,555          3,217         3,439
Non-interest expenses.........................      31,141         18,950         16,698        16,212
Net income....................................       1,007          5,528          2,582         1,849
Preferred stock dividend requirements.........         855            874            892           911
Net income applicable to common shareholders..         152          4,654          1,690           938
Net income per common share:
   Primary and fully diluted..................         .01            .33            .12           .06
Market prices of common stock:
   High.......................................       7 1/2         10 1/2         10 1/8        10 1/8
   Low........................................       4 3/8          6 3/4          9 3/8         7 5/8

December 31,
1993 and for the year then ended                    Q1             Q2             Q3            Q4
- ----------------------------------------------  ----------     ----------     ----------    ----------
                                                        (In Thousands Except Per Share Amounts)
Total assets..................................  $3,979,720     $4,006,969     $3,942,721    $3,920,027
Interest income...............................      57,322         56,676         55,016        51,362
Net interest income...........................      19,627         19,312         17,741        15,728
Provision for loan losses.....................       4,850         12,000          3,450         3,000
Gain on sale of securities, net...............       3,861            590            254           920
Gain on sale of loans, net....................         322            376            866           375
Non-interest income...........................       2,852          2,321          2,612         2,390
Non-interest expenses.........................      21,556         27,747         22,453        21,423
Net income (loss).............................         141         (9,432)        (1,904)       (2,944)
Preferred stock dividend requirements.........       1,653          1,190            820           838
Net loss applicable to common shareholders....      (1,512)       (10,622)        (2,724)       (3,782)
Net loss per common share:
   Primary and fully diluted..................       (0.26)         (1.08)         (0.20)        (0.28)
Market prices of common stock:
   High.......................................       7 1/2          6 3/8          5 5/8         5 7/8
   Low........................................       6              4 1/2          3 3/4         4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will appear in the Proxy Statement for the Annual Meeting of Stockholders, and is incorporated herein by this reference. In addition, information required by Item 405 of Regulation S-K disclosing any delinquent filing required under Section 16(a) of the Securities Exchange Act of 1934 by any of the Company's directors, executive officers or any person holding ten percent or more of the Company's common or convertible preferred stock will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of December 31, 1994. As required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is contained in Part I of this report under Supplementary Item, Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the Proxy Statement for the Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relations and related transactions will appear in the Proxy Statement for the Annual Meeting of Stockholders, and is incorporated herein by this reference

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         These documents are listed in the Index to Consolidated Financial Statements under Item 8.

     2.  Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K Filed During the Quarter Ended December 31, 1994

     None

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
- --------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

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

10.1  1983 Stock Option Plan of Northeast Federal Corp.  See (b) below.

10.2  The 1986 Stock Option Plan of Northeast Federal Corp.  See (c) below.

10.3  Northeast Federal Corp. 1993 Stock Option Plan.  See (d) below.

10.4 Northeast Federal Corp. 1993 Stock Option Plan for Three-Year Term Outside Directors. See (e) below.

10.5 Employment Agreement entered into by Northeast Savings and Northeast Federal Corp. and its Chairman of the Board. See (f) below.

10.6 Employment Agreement entered into by Northeast Savings and Northeast Federal Corp. and its Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer. See (f) below.

10.7 Amendments to Change of Control Agreement entered into by Northeast Savings and Northeast Federal Corp. and its Chairman of the Board. See (f) below.

10.8 Amendments to Change of Control Agreement entered into by Northeast Savings and by Northeast Federal Corp. and its Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer. See (f) below.

10.9 Executive Disability Plan established for senior officers of Northeast Savings and Principal Subsidiaries. See (a) below.

10.10 Executive Life Insurance Plan established for senior officers of Northeast Savings and Principal Subsidiaries. See (a) below.

10.11 Executive Supplemental Medical Reimbursement Plan for senior officers of Northeast Savings and Principal Subsidiaries. See (a) below.

10.12 Agreement and Plan of Merger dated June 11, 1994 by and between Shawmut National Corporation and the Company. See (g) below.

11.1  Computation of net loss per common share.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

 21   Subsidiaries of Northeast Savings, F.A.

23.1  Consent of Independent Accountants, Deloitte & Touche LLP

23.2  Consent of Independent Accountants, Coopers & Lybrand LLP

 24   Powers of Attorney

 27.0 Article 9 Financial Data Schedule

 99.1 Calculation of Book Value and Tangible Book Value per Common Share



______________________________________


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

(f) Incorporated by reference to Northeast Federal Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(g)  Incorporated by reference to the Form 8-K filed, June 15, 1994.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NORTHEAST FEDERAL CORP.
                             -----------------------
                             (Registrant)

March 7, 1995                By: /s/ Kirk W. Walters
                                 --------------------
                                 Kirk W. Walters
                                 Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 1994.

                             By: /s/ Kirk W. Walters
                                 ---------------------
                                 Kirk W. Walters
                                 Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer

                             By: /s/ Lynne M. Carcia
                                 ---------------------
                                 Lynne M. Carcia
                                 Senior Vice President, Controller, and
                                 Principal Accounting Officer

                             DIRECTORS
                             ---------

                             Gerald P. Carmen
                             David W. Clark, Jr.
                             George J. Fantini, Jr.
                             Richard H. Gordon
                             Beverly L. Hamilton
                             Barbara C. Lawrence
                             John F. McJennett, III
                             Thomas P. O'Neill, III
                             George W. Sarney
                             Raymond T. Schuler
                             John R. Silber
                             Kirk W. Walters
                             Frederick W. Zuckerman

                             By: /s/ Kirk W. Walters
                                 ---------------------
                                 Kirk W. Walters
                                 Attorney-in-Fact