Form 10-K405/A
period 1994-12-31
NORTHEAST FEDERAL CORP
filed 1995-05-01
CIK 863517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

     [X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
         EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                     For the transition period from   N/A   to
                                                    ______     ______
                              File Number: 1-10571

                            NORTHEAST FEDERAL CORP.
                            _______________________
             (Exact name of registrant as specified in its charter)


             Delaware                                    06-1288154
_______________________________           ______________________________________
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of organization)


        70 Batterson Park Road
        Farmington, Connecticut                            06032
_______________________________________                  _________
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 203/679-0500
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
___________________                    _________________________________________

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

                            Yes   X            No
                                _____             ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


       The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1995.

                  Common Stock, $.01 par value -- $160,973,607

The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of February 28, 1995

                   Common Stock, $.01 par value -- 14,974,289

                            NORTHEAST FEDERAL CORP.
                         1994 FORM 10-K/A ANNUAL REPORT

                               TABLE OF CONTENTS


Item 10.  Directors and Executive Officers of the Registrant ..................1

Item 11.   Executive Compensation..............................................5

Item 12.  Security Ownership of Certain Beneficial Owners and Management......17

Item 13.  Certain Relationships and Related Transactions......................19

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


INFORMATION AS TO DIRECTORS

     There are presently twelve members of the Board of Directors of Northeast Federal Corp. ("Northeast Federal" or the "Company") who were elected by the Common Stockholders (the "Common Stock Directors"). The Common Stock Directors serve three-year terms and approximately one-third of the Common Stock Directors are elected each year at the Annual Meeting. Directors serve until their successors are elected and qualified. The present Common Stock Directors of Northeast Federal also serve on the Board of Directors of its federal savings and loan subsidiary, Northeast Savings, F.A. ("Northeast Savings" or the "Association"). Each of the Common Stock Directors was a director of Northeast Savings prior to the formation of the holding company and the reorganization which was effective July 9, 1990, with the exception of Kirk W. Walters, who was elected to both Boards on November 16, 1990 and Barbara C. Lawrence, who was elected to both Boards on June 28, 1991.

     One director has been elected by the holder of the Company's $8.50 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), which stock was issued by the Company to Rhode Island Depositors Economic Protection Corporation ("DEPCO") in connection with the acquisition by Northeast Savings of the assets of four Rhode Island financial institutions in state receivership proceedings (the "May 1992 Transactions"). The Certificate of Designation for the Series B Preferred Stock increases the Board of Directors by two and gives DEPCO or its nominee the right to elect two directors so long as DEPCO or its nominee holds at least 211,020 shares of the Series B Preferred Stock (one director, if DEPCO or its nominee holds less than that number, but at least 105,510 shares of Series B Preferred Stock). Currently, DEPCO has elected only one director identified below as the Series B Preferred Stock Director, to the Board even though DEPCO has the right to appoint another director. This director will continue to hold this position until DEPCO, the current owner of the Series B Preferred Stock, nominates and elects another individual to fill such position in accordance with the procedures for such appointment set forth in the Certificate of Designation for the Series B Preferred Stock. See "Security Ownership of Certain Beneficial Owners and Management" for information regarding the beneficial ownership of Company Common Stock by DEPCO. The Series B Preferred Stock Director is also a member of the Northeast Savings Board of Directors.

     The directors, their age at December 31, 1994, and the year in which the term for which they have been elected will expire as set forth below:


                                                       Director of
                                                    Northeast Federal    Term to
            Name                         Age              Since          Expire
            ----                         ---        -----------------    -------

COMMON STOCK DIRECTORS
Gerald P. Carmen                         64               1990               1995
David W. Clark, Jr.                      57               1990               1996
George J. Fantini, Jr.                   52               1990               1997
Richard H. Gordon                        54               1990               1997
Beverly Lannquist Hamilton               48               1990               1995
Barbara C. Lawrence                      67               1991               1995
Thomas P. O'Neill III                    50               1990               1995
George W. Sarney                         55               1990               1995
Raymond T. Schuler                       65               1990               1996
John R. Silber                           68               1990               1997
Kirk W. Walters                          39               1990               1996
Frederick W. Zuckerman                   60               1990               1996
SERIES B. PREFERRED STOCK
 DIRECTOR
John F. McJennett, III                   55               1994               *

- --------------------
* See discussion above concerning Series B Preferred Stock Director.


     The business experience for the past five years, the positions, if any, held with the Company during the last five years, and a listing of other directorships of publicly traded and certain other companies held by each of the directors are set forth below. The information set forth below is as of December 31, 1994. None of the directors has a business relationship with Northeast Federal or Northeast Savings as the same is described in Item 404(b) of Regulation S-K of the Securities and Exchange Commission (the "SEC"), except as set forth in the section entitled "Certain Relationships and Related Transactions."

COMMON STOCK DIRECTORS

     Gerald P. Carmen -- Partner, The Carmen Group; former Principal, Financial Institution Services Corporation; former President of the Federal Asset Disposition Association; former U.S. Ambassador to the United Nations Office and other international organizations in Geneva, Switzerland.

     David W. Clark, Jr. -- Managing Director of Pryor & Clark Company, a private investment firm; director of Checkpoint Systems, Inc., Acme United Corp., Conning & Co., Corcap Inc. and Compudyne Corporation.(1)

     George J. Fantini, Jr. -- Senior Vice President, The Boston Financial Group, which provides real estate oriented financial services.

     Richard H. Gordon -- Commercial Real Estate Developer.

     Beverly Lannquist Hamilton -- President, ARCO Investment Management Company; former Deputy Comptroller, City of New York; former Vice President -- Investor Relations and Pension Investment, United Technologies Corporation; Member of the Board of Directors of Connecticut Natural Gas Corporation.

     Barbara C. Lawrence -- Member of the Board of Directors of Lawrence Insurance Group

___________________________
  (1)
     CompuDyne Corporation is the parent company of CompuDyne, Inc. On December 31, 1991, CompuDyne, Inc., one of seven wholly owned subsidiaries of CompuDyne Corporation, filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. Mr. Clark had served as Chairman of the Board and Chief Executive Officer of CompuDyne, Inc. until November 30, 1990. CompuDyne, Inc. had ceased all operations a year prior to the filing and had no bank or secured debt. At the time of filing, however, CompuDyne, Inc. was the subject of various claims relating to hazardous substances at five previously operated manufacturing locations and was subject to a class action suit relating to asbestos contamination. All of the environmental matters related to a period five to ten years prior to Mr. Clark's association either with CompuDyne Corporation or CompuDyne, Inc.

     Thomas P. O'Neill III -- Chairman, McDermott/O'Neill & Associates; former President, Bay States Investors, Inc.

     George W. Sarney -- President and Chief Operating Officer, Siebe Control Systems and President, The Foxboro Company; former Senior Vice President and Group Executive, Energy and Environment Group, Raytheon Company; former Vice President and General Manager, Turbine Marketing and Projects Division and former Vice President and General Manager, Gas Turbine Division, General Electric Company. Member of the Board of Directors of Bay State Gas Company, Cincinnati Incorporated, and Siebe PLC.

     Raymond T. Schuler -- Retired Vice Chairman, and former President and Chief Executive Officer, The Business Council of New York State, Inc.; Member of the Board of Directors of Consolidated Rail Corporation and Oneida Ltd.

     John R. Silber -- President, Boston University; Member of the Board of Directors of Seragen, Inc. and United States Surgical Corporation.

     Kirk W. Walters -- Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of Northeast Federal Corp. and Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of Northeast Savings, F.A.; former Senior Vice President and Controller, California Federal Bank, a federal savings bank.

     Frederick W. Zuckerman -- Senior Advisor, Fitch Investors Service, Inc.; Senior Advisor, Rothschild, Inc.; former IBM Vice President and Treasurer, IBM Corporation; former Senior Vice President and Treasurer, RJR Nabisco, Inc.; former Vice President and Treasurer of Chrysler Corporation; former Business Consultant; Member of the Board of Trustee of Meditrust; Member of the Board of Directors of The Singapore Fund, Anacomp, Inc., The Turner Corporation, The Japan Equity Fund, NVR. Inc. and Pantone.

SERIES B PREFERRED STOCK DIRECTOR

     John F. McJennett, III -- Executive Director; the Rhode Island Depositors Economic Protection Corporation ("DEPCO"); President, Adams Hill Consulting, Inc.; former Executive Vice President and Group Executive, Rhode Island Hospital Trust National Bank.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     JoAnn Dolan (Age 43) - Executive Vice President, Corporate Operations of Northeast Savings; former Executive Vice President, Consumer Lending and Loan Administration of the Association; former Senior Vice President, Consumer Lending of the Association.

     Daniel J. Steinmetz (Age 42) - Executive Vice President, Commercial Lending of the Association; former Senior Vice President, Commercial Lending of the Association; former Vice President and Regional Manager, Commercial Lending, Bank of Boston, Connecticut.

     Victor A. Vrigian, Jr. (Age 38) - Executive Vice President, Retail Banking and Marketing of the Association; former Senior Vice President, Marketing for the Association; former Vice President, Deposit Products of the Association.

     Lynne C. Wilson (Age 32) - Senior Vice President, Controller and Principal Accounting Officer of the Company and the Association; former Senior Vice
President and Controller of the Company and the Association; former Vice President, Loan Accounting of the Association; former Audit Manager, Ernst & Young.


ITEM 11.          EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

     Directors' Fees. Directors of Northeast Federal receive no compensation for their services as such to the Company. During the fiscal year ended December 31, 1994, the Directors also served as directors of Northeast Savings. Directors of Northeast Savings are paid $12,000 per annum, payable quarterly in arrears, plus $1,000 for each Board meeting and $500 for each committee meeting attended except for members of the Audit and Personnel Committees who receive $750 for each committee meeting attended. The Chairman of the Audit Committee, Personnel Committee, and the Community Reinvestment Committee are paid a retainer of $2,500 per annum payable quarterly in arrears. Each director also receives $1,000 for any day when such director performs services for the Association when so requested and authorized by the Chairman of the Board of Directors. Directors required to travel more than 75 miles from their principal residence to such meetings are paid an additional fee of $200, plus ordinarily reimbursed expenses. The Series B Preferred Stock Director also serves as a director of Northeast Savings. Directors' fees paid for services of such director, John F. McJennett, III, are paid to DEPCO. Employees who are also directors do not receive any compensation for service as directors other than salary and related benefits. Directors who are not employees are not entitled to any of the fringe benefits afforded to employees.

     Directors' Deferred Fee Plan. The Association also has established the Northeast Savings, F.A. 1993 Directors' Deferred Fee Plan ("Directors' Deferred Fee Plan") as a method for all Directors of the Association to defer fees in exchange for a future cash benefit and/or a benefit based on the fair market value of the Company's Common Stock. A participant in the Deferred Fee Plan may elect to defer all or a portion of his fees, which election shall be irrevocable for the calendar year for which such election was made, except in the case of an initial election (an election made prior to September 30, 1993 or within 90 days of becoming a director) which shall be irrevocable until the end of the calendar year on which such election was made. Each participant is vested immediately in the right to receive his deferred fee.

Each participant can elect to have his deferred fees put into a deferred money account and/or a stock unit account. Accounts in a deferred money account during a year will earn interest at a rate equal to the rate established by the Board of Directors for such purpose prior to the commencement of the year. This plan was terminated on January 17, 1995 and participating directors were paid an aggregate of $292,846.

     Directors' Option Plan. The Northeast Federal Corp. 1993 Stock Option Plan for Three Year Term Outside Directors (the "Directors' Option Plan"), which was approved by the Company's stockholders at the 1993 Annual Meeting, authorizes the granting of non-statutory stock options for 500,000 shares of Common Stock to members of the Board of Directors who were elected as a member of a class of directors having a three year term, who are also directors of the Association and who are not officers of the Association or the Company ("Outside Directors"). On July 1, 1993, Outside Directors of the Company who served as a director of the Company or the Association for three consecutive years received options to purchase 20,000 shares of Common Stock, and Outside Directors of the Company who served 12 consecutive years or more as directors of the Company receive options to purchase an additional 10,000 shares of Common Stock. These options vested on July 1, 1994. On May 23, 1994, Outside Directors of the Company, with the exception of Barbara Lawrence, received options to purchase 2,000 shares of Common Stock of the Company, which vest on May 23, 1995.

     Directors' Pension Plan. Northeast Savings has a pension plan for directors who are not employees of Northeast (the "Directors Pension Plan"), which provides an annual benefit of $15,000 for the lesser of ten years or the cumulative period of full and partial years of board service by a director, determined in full calendar quarters. Payment of such benefit commences after the annual meeting of stockholders after a director attains age 70. The Directors Pension Plan also contains a change in control provision pursuant to which each eligible and active director as of the date of the change in control is deemed to have the years of service such director would have if he remained a director until the June 30 after he attained age 70, and that each director would be paid the actuarial present value of his or her pension benefit prior to the change in control. The proposed merger (the "Merger") between Shawmut National Corporation ("Shawmut") and the Company would constitute a change in control under the Directors Pension Plan. Assuming the change in control occurred as of January 31, 1995, directors Carmen, Clark, Fantini, Gordon, Hamilton, Lawrence, O'Neill, Sarney, Schuler, Silber and Zuckerman each would receive a payment in an amount ranging between $31,696 and $93,942 as the full payment of his or her benefits under the Directors Pension Plan. The aggregate of such payments would be $656,856. The amount of such payments that result from an increase in the value of a director's interest under the Directors Pension Plan as a result of the Merger ranges from $0 to $32,673.

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation paid by Northeast Savings for services rendered in all capacities during the fiscal year ended December 31, 1994 and 1993 and the nine month fiscal year ended December 31, 1992 to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company serving at December 31, 1994 as well as the former chief executive officer and one former executive officer (the "Named Executive Officers").


                                               Annual Compensation
                                               -------------------

                                                                             Other
                                                                             Annual
                                                                             Compen-
Name and                        Year             Salary         Bonus        sation
Principal Position              Ended              ($)           ($)           ($)
- -----------------------       ------------    -------------   --------     ------------

Kirk W. Walters(1)            12/31/94         $404,241       $450,000     $ 58,848(5)
  Chairman of the Board,      12/31/93          258,847              0       34,087(5)
  President and Chief         12/31/92(3)       185,577(4)           0           --(6)
  Executive Officer

George P. Rutland(2)          12/31/94          350,012        225,000       81,253(8)
  Former Chairman of          12/31/93          450,008              0      158,466(9)
  the Board &Chief            12/31/92(3)       346,160(4)           0       45,584(10)
  Executive Officer                                                              --

JoAnn Dolan                   12/31/94          145,898         50,750           --(6)
  Executive Vice              12/31/93          134,864              0           --(6)
  President Loan              12/31/92(3)        99,576(4)           0           --(6)
  Administration and
  Operations of Northeast
  Savings

Daniel J. Steinmetz           12/31/94          110,635         38,500           --(6)
  Executive Vice              12/31/93           94,231              0           --(6)
  President, Commercial       12/31/92(3)        71,308(4)           0           --(6)
  Lending of Northeast
  Savings

Victor A. Vrigian,Jr.         12/31/94          100,731         35,000           --(6)
  Executive Vice              12/31/93           85,956              0           --(6)
  President, Retail           12/31/92(3)        57,542(4)           0           --(6)
  Banking and Marketing
  of the Association

Lynne C. Wilson               12/31/94           85,491         29,750           --(6)
  Senior Vice President,      12/31/93           71,783          7,500           --(6)
  Controller and Principal    12/31/92(3)        51,981(4)           0           --(6)
  Accounting Officer of
  the Company

Tami W. Kaschuluk             12/31/94          $64,426              0       12,025(17)
  Former Executive            12/31/93          126,354              0           --(6)
  Vice President, Chief       12/31/92(3)        89,572(4)           0           --(6)
  Appraiser of Northeast
  Savings(16)



                                   Long Term Compensation
                             ----------------------------------
                                     Awards             Payouts
                            ------------------------    -------

                            Restricted    Securities                 All Other
                              Stock       Underlying     LTIP         Compen-
         Name and            Award(s)      Options      Payouts        sation
    Principal Position         ($)           ($)          ($)           ($)
- ----------------------      -----------   ----------    --------   -------------
Kirk W. Walters(1)             None         25,000       None       $179,635(7)
  Chairman of the Board,       None        350,000       None         36,878
  President and Chief          None              0       None         36,896
  Executive Officer

George P. Rutland(2)           None              0       None        199,557(11)
  Former Chairman of           None        245,000       None        104,363
  the Board &Chief             None              0       None         88,443
  Executive Officer

JoAnn Dolan                    None          5,000       None        105,199(12)
  Executive Vice               None         25,000       None         18,020
  President Loan               None              0       None         16,868
  Administration and
  Operations of Northeast
  Savings

Daniel J. Steinmetz            None           20,000     None        113,533(13)
Executive Vice                 None           10,000     None         14,801
President, Commercial          None                0     None         16,465
Lending of Northeast
Savings

Victor A. Vrigian,Jr.          None            5,000     None         93,679(14)
  Executive Vice               None           25,000     None         11,046
  President, Retail            None                0     None         10,485
  Banking and Marketing
  of the Association

Lynne C. Wilson                None            5,000     None         65,430(15)
  Senior Vice President,       None            5,000     None          9,125
  Controller and Principal     None                0     None          8,545
  Accounting Officer of
  the Company

Tami W. Kaschuluk              None            5,000     None       $150,515(18)
  Former Executive             None           25,000     None         18,107
  Vice President, Chief        None                0     None         16,690
  Appraiser of Northeast
  Savings(16)

- ------------------------

(1) Mr. Walters was promoted to the position of Chief Executive Officer effective January 1, 1994, and Mr. Walters was named Chairman of the Board in May, 1994.
(2)   Mr. Rutland stepped down as Chief Executive  Officer  effective January 1,
      1994, and Mr. Rutland resigned as Chairman of the Board and director in May 1994.
(3)   This line  reflects  compensation  for the nine  month  fiscal  year ended
      December 31, 1992 as a result of the Board's decision to change the Company's fiscal year end from March 31 to December 31.
(4) This line reflects the Named Executive Officers salaries for the nine month fiscal year ended December 31, 1992. Salaries for the Named
      Executive  Officers for the twelve months from January 1, 1992 to December
      31, 1992 were as follows: Kirk W. Walters - $248,622;  George P. Rutland -
      $469,154; JoAnn Dolan - $134,220; Daniel J. Steinmetz - $96,160; Victor A.
      Vrigian - $73,135;  Lynne C.  Wilson - $69,712;  and Tami W.  Kaschuluk  -
      $120,379.
(5) Includes $24,000 for 1994 and $19,000 for 1993 pursuant to an automobile allowance. Also includes $23,156 for tax preparation for 1994.
(6) Under the "Other Annual Compensation" category perquisites for the fiscal year did not exceed the lesser of $50,000 or 10% of salary and bonus as reported for the named executive.
(7)   Includes:  (a) the  Association's  contribution  to the  Thrift and Profit
      Sharing Plan for Employees of Northeast Savings, F.A. (the "401(k) Plan") of $4,500; (b) the Association's contribution to the Northeast Savings, F.A. 1993 Deferred Compensation Plan for Key Executives of Northeast
      Savings (the "Deferred Compensation Plan") of $25,627; (c) the fair market value as of December 31, 1994 of the shares of Common  Stock  allocated as of that date to the  employee's  account in the  Northeast  Savings,  F.A.
      Employee   Stock   Ownership  Plan  ("ESOP")  based  upon  the  employer's
      contribution  for the year was  $10,075;  (d)  additional  allocations  of shares  pursuant to the ESOP with a value at December 31, 1994 of $12,566;
      (e) premium  payments under an executive life insurance plan pursuant to a split dollar life insurance  arrangement of $21,175;  (f) premium payments for an  executive  disability  program of  $5,601;  and (g)  payments  for outplacement services as a result of entry into a merger agreement in June of 1994 of $100,091.
(8)   Includes an annual recurring reimbursement for life insurance plus a gross up of such amount of $51,990 and $17,263 for tax preparation.
(9)   Includes an annual  recurring  reimbursement of $31,955 for life insurance plus a cumulative  income tax gross up on life insurance  reimbursement of
      $105,664 for the fiscal year ended  December  31,1993,  for the nine month fiscal year ended  December  31,1992 and the fiscal  years ended March 31,
      1992, 1991, 1990, 1989.
(10)  Includes an annual recurring reimbursement of $31,955 for life insurance.
(11)  Includes: (a) the Association's contribution to the 401(k) Plan of $4,500;
      (b) the  Association's  contribution to the Deferred  Compensation Plan of
      $16,847;  (c) the fair market  value as of December 31, 1994 of the shares of Common Stock allocated as of that date to the employee's account in the
      ESOP based on the employer's  contribution  for the year was $10,075;  (d)
      additional  allocations of shares  pursuant to the ESOP with a fair market value at  December  31, 1994 of $16,713;  (e)  premium  payments  under an executive  life  insurance  plan pursuant to a split dollar life insurance arrangement  of  $149,745;  and  (f)  premium  payments  for an  executive disability program of $1,677.
(12)  Includes: (a) the Association's contribution to the 401(k) Plan of $4,377;
      (b) the  Association's  contribution to the Deferred  Compensation Plan of
      $5,724; (c) the fair market value as of December 31, 1994 of the shares of
      Common Stock  allocated as of that date to the  employee's  account in the
      ESOP based on the employer's  contribution  for the year was $10,036;  (d)
      additional  allocations of shares  pursuant to the ESOP with a fair market value at  December  31,  1994 of $9,585;  (e)  premium  payments  under an executive  life  insurance  plan pursuant to a split dollar life insurance arrangement of $5,915;  (f) premium  payments for an executive  disability program of $1,696; and (g) amounts paid out under the Supplemental Medical
      Reimbursement  Plan ("SMRP") and certain life insurance plans  as a result of termination of such plans in 1994 of $18,365 and $49,501, respectively.
(13)  Includes: (a) the Association's contribution to the 401(k) Plan of $3,319;
      (b) the  Association's  contribution to the Deferred  Compensation Plan of
      $4,341; (c) the fair market value as of December 31, 1994 of the shares of
      Common Stock  allocated as of that date to the  employee's  account in the
      ESOP based on the  employer's  contribution  for the year was $9,658;  (d)
      additional  allocations of shares  pursuant to the ESOP with a fair market value at  December  31,  1994 of $5,558;  (e)  premium  payments  under an executive  life  insurance  plan pursuant to a split dollar life insurance arrangement of $7,575;  (f) premium  payments for an executive  disability program of $1,276;  and (g)  amounts  paid out under the SMRP and  certain life  insurance  plans as a result of termination of such plans in 1994 of
      $18,365 and $63,441, respectively.
(14)  Includes: (a) the Association's contribution to the 401(k) Plan of $3,022;
      (b) the  Association's  contribution to the Deferred  Compensation Plan of
      $3,951; (c) the fair market value as of December 31, 1994 of the shares of
      Common Stock  allocated as of that date to the  employee's  account in the
      ESOP based on the  employer's  contribution  for the year was $8,790;  (d)
      additional  allocations of shares  pursuant to the ESOP with a fair market value at  December  31,  1994 of $5,789;  (e)  premium  payments  under an executive  life  insurance  plan pursuant to a split dollar life insurance arrangement of $5,091;  (f) premium  payments for an executive  disability program of $778;  (g)  amounts  paid out under the SMRP and  certain  life insurance  plans  as a  result  of  termination  of such  plans in 1994 of
      $18,365 and $44,105,  respectively;  and (h) payments for reimbursement of moving expenses of $3,788.

(15)  Includes: (a) the Association's contribution to the 401(k) Plan of $2,565;
      (b) the fair market  value as of December 31, 1994 of the shares of Common
      Stock allocated as of that date to the employee's account in the ESOP based on the employer's contribution for the year was $7,463; (c) additional allocations of shares pursuant to the ESOP with a fair market value at December 31, 1994 of $2,775; (d) premium payments under an executive life insurance plan pursuant to a split dollar life insurance arrangement of $4,758; (e) premium payments for an executive disability program of $683; and (f) amounts paid out under the SMRP and certain life insurance plans as a result of termination of such plans of in 1994
      $16,528 and $30,658, respectively.
(16)  Ms. Kaschuluk resigned as Executive Vice President in June of 1994.
(17)  Includes $12,025 for 1994 pursuant to an automobilie allowance.
(18)  Includes: (a) the Association's contribution to the 401(k) Plan of $1,933;
      (b) the Association's contribution to the Deferred Compensation Plan of $1,933; (c) additional allocations of shares pursuant to the ESOP with a fair market value at December 31, 1994 of $6,596; (d) premium payments under an executive life insurance plan pursuant to a split dollar life insurance arrangement of $8,320; (e) premium payments for an executive disability program of $1,287; (f) amounts to be paid out under certain life insurance plans as a result of termination of such plans of $67,465;
      and (g) severance payments of $62,981.

     Pension Plan. Northeast Savings maintains a noncontributory defined benefit pension plan (the "Plan") for its employees, which is a result of the merging of the four non-contributory defined benefit pension plans maintained previously by the Association or its predecessors, hereinafter designated the New York, Connecticut and Massachusetts Plans. The Plan provides generally for monthly payments to and on behalf of each covered employee upon such employee's normal retirement at age 65. The Plan covers all past participants in the merged plans plus all new employees who have attained age 21 and have been employed for one year with 1,000 hours of service.

     The Plan was amended and restated in its entirety on May 20, 1988, effective July 1, 1988. An initial account balance equal to the present value of accrued benefits under the Plan has been established for each eligible participant. The amended and restated noncontributory defined benefit pension plan is an account balance accumulation plan. Benefits will be based on 2.5% of each year's base compensation plus commission, bonus and overtime, as determined under IRS Regulations which include a limitation on the maximum amount of compensation includable for purposes of calculating the benefits. As a result of such limitation, compensation for purposes of this pension benefit calculation does not correlate with executive compensation disclosed in the Summary Compensation Table. Effective April 23, 1993, the Plan was amended to provide an additional benefit of 2.5% of the participants' base salary that exceeds the Social Security wage base. This amendment applies to active participants' in the Plan on or after April 23, 1993, and the benefit is retroactive to July 1, 1988.

     Vested benefits under the restated Plan accumulate at a rate of 20 percent after 3 years of eligibility, and 20 percent each year thereafter to 100 percent after 7 years. The Plan, as it presently exists and as amended, complies with the requirements of the Employee Retirement Income Security Act of 1974. Vested benefits under the Plan, up to certain limits, are insured with the Pension Benefit Guaranty Corporation. The estimated annual benefits payable upon retirement at normal retirement age (65) for each of the Named Executive Officers are as follows:


                                         Projected Annual Benefit
 Name of Individual                      at Normal Retirement Age
 ------------------                      ------------------------

Kirk W. Walters                                   $73,610
George P. Rutland                                   9,097
Lynne C. Wilson                                    67,195
JoAnn Dolan                                        51,496
Daniel J. Steinmetz                                41,263
Victor A. Vrigian                                  55,798
Tami W. Kaschuluk                                      --


     Supplemental Executive Retirement Plan. Northeast Savings also has a Supplemental Executive Retirement Plan ("SERP") for Mr. Walters, which is funded by split dollar life insurance. The SERP provides that if Mr. Walters retires on or after his Normal Retirement Date, defined in the SERP as the date on which he reaches age 65, the Employer is required to pay him a retirement benefit payable in the form of a lump sum equal to the present value (using a rate equal to the Pension Benefit Guarantee Corporation's immediate annuity interest rate at the time of retirement) of 60 percent of the average of Mr. Walters' highest three years compensation (taxable income) during his employment payable for his life expectancy based on 100% of the 1983 Group Annuity Mortality Table or 15 years certain, whichever is longer, less the sum of the following: (i) Mr. Walters' cash value in a life insurance policy under a certain split dollar agreement dated February 1, 1991; (ii) present value of the benefit of the Employer's contribution from Employer's qualified plans, assuming Mr. Walters participates to the maximum allowed whether or not he elects to participate; and (iii) present value of projected social security benefits; and (iv) present value of the maximum amount Mr. Walters would be entitled to defer under the Northeast Savings, F.A. 1993 Deferred Compensation Plan for Key Executives which would entitle him to a matching contribution thereunder, assuming that Mr. Walters participates to the extent that he receives the maximum matching contribution under the Compensation Plan whether or not Mr. Walters elects to participate. If Mr. Walters suffers a partial or total disability as that term is defined in his SERP while employed by the Employer, the Employer will pay him a disability benefit equal to the equivalent lump sum value of the Employer's normal retirement benefit. In accordance with the formula set forth above, the estimated present value of the net benefit payable from the SERP at normal retirement date for Mr. Walters would be $1,452,800.

     The SERP also provides that, if Mr. Walters terminates his employment with the Employer prior to his Normal Retirement Date for reasons other than death or disability, he will receive his normal retirement benefit as set forth above according to a vesting schedule whereby full vesting occurred on February 1, 1994. It should be noted that because of the nature of the calculation of the SERP retirement benefit, described above, particularly the calculation of the reductions to the benefit, whether there would be an actual SERP benefit, and the amount thereof, to Mr. Walters can only be determined at the time his employment actually ceases. Mr. Walters is entitled to such benefits only upon his termination of employment. If Mr. Walters' employment had been terminated on December 31, 1994, the amount due to him under the SERP would have been $590,000.

     Change in Control Arrangements. Northeast Savings and Northeast Federal entered into Change in Control Agreements (the "Agreements") with two of the executive officers named in the summary compensation table: George P. Rutland, former Chairman of the Board and Chief Executive Officer, and Kirk W. Walters, Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer. In the context of the Agreements Northeast Federal and Northeast Savings are referred to collectively as Northeast. The term of the Agreements runs until December 31, 1997.

     In the event of a "change in control" of Northeast, Messrs. Rutland and Walters are entitled to certain payments in the event of their termination of employment other than upon death, retirement or disability or by Northeast for "cause" or a termination by themselves for "good reason" following such change in control (a "Change in Control Termination"). Execution of the merger agreement between Shawmut and the Company, dated June 11, 1994 (the "Merger Agreement") resulted in a change in control under these agreements. The Merger Agreement expressly provides that Shawmut will honor these agreements. If either person terminates his employment, because of, among other things, a substantial alteration in the nature or status of his responsibilities or an assignment of duties inconsistent with his office, a reduction in his base salary or substantial change in his employee benefits, the relocation of Northeast's principal executive offices, or a failure of Northeast to obtain a satisfactory agreement from any successors to assume and agree to perform the change in control agreements, such termination will be considered to be for "good reason."

     Upon a Change in Control Termination, Mr. Walters would be entitled to, among other benefits, payment of 2.99 times his base salary upon such termination of employment, if the termination occurs within one year following a change in control; payment of two times his base salary if the termination occurs more than one but less than two years following a change in control; and payment of his base salary if the termination occurs more than two years following a change in control; provided, however, that in the event Mr. Walters' employment is terminated, if any such payments together with any other payments or benefits received or to be received by Mr. Walters under any other plan, arrangement or agreement which he has the right to receive would constitute a "parachute payment" for federal income tax purposes, such payments shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the federal excise tax with respect to "excess parachute payments" so as to enable him to retain the payments he would have retained had he not been subject to such excise tax.

     Upon a Change in Control Termination, Mr. Rutland would be entitled to, among other benefits, the greater of (i) all salary payments due pursuant to his change in control agreement for the remaining employment term or (ii) one year's base salary, at the rate in effect on the date of termination; provided, that if any of such payment, together with any other payments or benefits received or to be received by Mr. Rutland under any other plan, arrangement or agreement which he has the right to receive would constitute a "parachute payment" for federal income tax purposes, he is entitled to a "gross up" payment for any portion of such payments that are subject to the federal excise tax relating to "excess parachute payments" so as to enable him to retain the payments he would have retained had he not been subject to such excise tax.

     Assuming the Merger with Shawmut were consummated on May 31, 1995, if Messrs. Rutland and Walters were to terminate their employment at the Effective Time upon a Change in Control Termination, Mr. Rutland would be entitled to approximately $1,156,033 and Mr. Walters would be entitled to approximately $1,105,173 pursuant to their change in control agreements, subject to certain conditions.

     In addition, Northeast Savings has maintained two executive life insurance plans to cover executives of Northeast Savings and its principal subsidiaries. Under the plans, if a change in control occurs, Northeast Savings is required to release its interest in the life insurance policies covered by the plans to the covered employee upon the happening of one of the following: (i) termination of the employee's employment; (ii) termination of the plan or (iii) an amendment reducing employee benefits under the plan. The Merger Agreement constituted a change in control under the plans. In light of the prospective requirement for the release of Northeast Savings' interest to the covered employees subsequent to the Merger, and with the consent of Shawmut, Northeast Savings terminated both plans effective December 1, 1994. The benefits due thereunder have been paid to the executive officers. The amount of Mr. Walter's benefit is included in the amount payable to him pursuant to the "Change in Control Agreement" described above. The four other current named executive officers of Northeast have been paid an aggregate of approximately $187,705. Mr. Rutland satisfied the age and service requirements for early retirement benefits under the plans, and accordingly, he was entitled to the $1.7 million paid to him in 1995 upon such termination, regardless of whether there is a change in control.

     Noncompetition Agreement. In addition, Mr. Walters has entered into a noncompetition agreement with Shawmut (the "Noncompetition Agreement"). Pursuant to the Noncompetition Agreement, Mr. Walters has agreed not to engage in competitive activity with Shawmut by becoming the chairman, chief executive officer or president (or perform the duties of such positions) of any bank, savings and loan, savings bank, credit union or other depository institution or bank holding company, savings and loan holding company or other depository institution holding company for a period of 30 months commencing upon the first date following the Effectivse Time that he is not employed by Northeast or Shawmut, if at the time of his commencement of employment with such entity the entity has total assets or deposits in excessof $1 billion and maintains its principal office(s) in Connecticut or Massachusetts, or more than 50% of its deposits or assets are in Connecticut and Massachusetts.

     In consideration for his agreement not to compete, Mr. Walters will be paid an amount currently estimated to be approximately $1,553,800 (and subject to revaluation prior to the Effective Time), to be paid in three installments: approximately $736,055 at the closing of the Merger and $395,372 on each of the 13th and 25th month anniversary of the closing of the Merger; provided, that if any such payment, together with any other payments under any other plan, agreement or arrangement would constitute a "parachute payment" for federal income tax purposes, Mr. Walters would be entitled to a "gross up" payment for any portion of such payments that are subject to the federal excise tax relating to "excess parachute payments" so as to enable him to retain the payments he would have retained had he not been subject to such excise tax.

     Employment Agreement. The Company and the Association have entered into agreements ("Employment Agreements") with George P. Rutland, former Chairman of the Board and Chief Executive Officer, and Kirk W. Walters, Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer, (the "Executives") whereby the Executives agree to remain in the employ of the Company and the Association, and the Company and the Association have agreed to retain their services to the 31st of December 1997 (the "Term").

     During the first year of the employment term, Mr. Rutland's base salary is required to be at least as follows: for the 1994 calendar year, $350,000; for the 1995 calendar year, $250,000; for the 1996 calendar year, $200,000 and for the 1997 calendar year, $150,000. If during the term Mr. Rutland is terminated other than for cause, as defined in the Employment Agreement, or the Company and the Association will pay to Mr. Rutland: (1) a lump sum severance payment equal to the greater of (i) the payments due for the remaining term of the Employment Agreement, or (ii) one (1) year base salary, at the rate in effect at the termination; (2) life, disability, accident, medical and dental insurance benefits substantially similar to those received by Mr. Rutland immediately prior to his receipt of the Notice of Termination and continuing for a period of the greater of one (1) year or the remainder of the employment term; and (3) directors' and officers' liability insurance, specifically naming Mr. Rutland as an insured, with coverage (including deductibles) at least as favorable as that in effect immediately prior to his receipt of the Notice of Termination and comparable prior acts ("tail") coverage for a period of ten (10) years following his date of termination, or such lesser period as he agrees to in writing. Assuming Mr. Rutland was terminated as of May 31, 1995, Mr. Rutland would be entitled to approximately $1.2 million. To the extent payments are made under the Change in Control Agreement with Mr. Rutland, there would be no obligation for payment under the Employment Agreement with Mr. Rutland.

   If during the term Mr. Walters is terminated other than for cause, as defined in the Employment Agreement, or due to disability, as defined in the Employment Agreement, the Company and the Association will pay to Mr. Walters: (1) a lump sum severance payment equal to the greater of (i) the payments due for the remaining term of the Employment Agreement, or (ii) one (1) year's base salary at the rate in effect on the date of his termination; provided, however, the payments due shall not exceed 2.99 times base salary; (2) life, disability, accident, medical and dental insurance benefits substantially similar to those which Mr. Walters is receiving immediately prior to his receipt of the Notice of Termination, and continuing for a period of the greater of one (1) year or the remainder of the employment term; and (3) directors' and officers' liability insurance, specifically naming Mr. Walters as an insured, with coverage
(including deductibles) at least as favorable as that in effect immediately prior to his receipt of the Notice of Termination and comparable prior acts ("tail") coverage for a period of ten (10) years following his date of termination, or such lesser period as Mr. Walters shall agree to in writing. Assuming Mr. Walters was terminated as of May 31, 1995, Mr. Walters would be entitled to approximately $2.1 million. To the extent payments are made under the Change in Control Agreement with Mr. Walters, there would be no obligation for payments under the Employment Agreement with Mr. Walters.

     Retention Bonus Arrangements. Shawmut has committed to pay bonuses, at 50% of base salary, to 16 executive officers of Northeast, not including Mr. Walters and Mr. Rutland, provided they continue in their current positions through the consummation of the Merger and to pay additional bonuses, at 50% of base salary, to such employees if such employees are not offered similar positions following the Merger, or do not accept similar positions. These payments are to be made in recognition of the essential roles these individuals will play in the Merger process and as compensation for the additional work that will be required and to encourage such individuals to remain with Shawmut following the Merger. Under these arrangements, such executive officers of Northeast may be paid bonuses up to an aggregate maximum amount of approximately $1.7 million under such bonus arrangements. Such executives are also generally provided with continued health coverage for 18 months upon a termination of employment at any time prior to 18 months from the Effective Time, and continued coverage under a Supplemental Medical Reimbursement Plan ("SMRP") and disability plan for 18 months after the Effective Time. Northeast Savings, with the consent of Shawmut, elected to terminate its SMRP and disability plan effective December 1, 1994 and to pay the covered executives an amount equivalent to their coverage under or reimbursable to them under the plans for an 18 month period. In consideration for Shawmut's consent, Shawmut was relieved of any obligation to provide the 18 months coverage after the Effective Time discussed above. As a result of the termination of the SMRP, the four current named executive officers, other than Messrs. Walters and Rutland, have been paid an aggregate of $72,000. Messrs. Rutland and Walters were also covered under the SMRP, however, benefits paid to them are included in the amount due under the "Change in Control Agreements" described above.

     Stock Options. The Company has established the Northeast Federal Corp. 1993 Stock Option Plan (the "Employee Option Plan"). The Employee Option Plan was approved by stockholders on June 18, 1993. The following table lists options granted during the fiscal year ended December 31, 1994 to the officers included in the Summary Compensation Table and contains information about the potential value of these options based upon certain assumptions as to the appreciation in the Company's Common Stock over the life of the option.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Individual Grants
                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                                                                  Annual Rate of Stock
                              Number of    Percent                                 Price Appreciation
                             Securities    of Total                               for Option Term (3)(4)
                             underlying    Options/                               ----------------------
                              Options/       SARs      Excercise or
                                SARs       Granted        Base
                              Granted      in Fiscal      Price      Expiration
Name                        (#)(1)(2)        Year       ($/share)       Date       5% ($)     10% ($)
- ----------------------       -----------   ---------   -----------   ----------   --------    --------
Kirk W. Walters              25,000(4)       18.5%       $ 6.25       3/17/03     $ 86,145    $212,179
George P. Rutland                --            --            --            --           --          --
Lynne C. Wilson               5,000(4)        3.7          6.25       3/17/03       17,229      42,436
JoAnn Dolan                   5,000(4)        3.7          6.25       3/17/03       17,229      42,436
Daniel Steinmetz             20,000(4)       14.8          6.25       3/17/03       68,916     169,743
Victor A. Vrigian, Jr.        5,000(4)        3.7          6.25       3/17/03       17,229      42,436
Tami W. Kaschuluk             5,000(4)        3.7          6.25       3/17/03       17,229      42,436

- ---------------------

(1) Options are subject to limited rights pursuant to which options, to the extent outstanding for at least six months, may be exercised in the event of a change in control of the Company. Upon the exercise of a limited right, the optionee would receive a cash payment equal to the difference between the exercise price of the related option on the date of grant and the fair market value of the underlying shares of Common Stock on the date the limited right is exercised, or, at the option of the Company, such number of shares of Common Stock having an equivalent value to such difference.
(2)   The option term is nine years.
(3) The amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.
(4) All options are now fully vested and exercisable as of June 11, 1994 by virtue of the execution of the Merger Agreement.


     The following table shows certain information regarding options exercised during the fiscal year ended December 31, 1994 and held as of December 31, 1994 by the Named Executive Officers of the Company and/or the Association. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 1994.

                        OPTIONS AND YEAR-END VALUE TABLE



                      Number of Securities Underlying         Value of Unexercised
                              Options/SARs(1)                  Options/SARs(1)(2)
                      -------------------------------    -------------------------------


                        Exercisable    Unexercisable     Exercisable($)    Unexercisable
                        -----------    -------------     --------------    -------------

Kirk W. Walters          445,000             0             $1,734,063           --
George P. Rutland        420,000             0              1,989,716           --
Lynne C. Wilson           15,000             0                 58,348           --
JoAnn Dolan               45,000             0                203,125           --
Daniel J. Steinmetz       35,000             0                112,813           --
Victor A. Vrigian, Jr.    35,000             0                129,750           --
Tami W. Kaschuluk         35,000             0                129,550           --

- ----------------------

(1)   All options are fully vested and exercisable as of June 11, 1994 by virtue of the execution of the Merger
      Agreement.
(2)   The closing price of the Company's Common Stock on December 31, 1994 was $8.375.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     Ownership by Directors and Executive Officers. The following table sets forth information as of February 10, 1995 with respect to the shares of the Common Stock beneficially owned by each director of Northeast Federal, certain executive officers and by all directors and executive officers as a group.



                                                                             Amount of
                                                                           Common Stock
                                                                           Beneficially         Percent
                                                                          Owned as of the         of
                                                                            Record Date         Class(1)
                                                                          ----------------     ---------
Gerald P. Carmen ...................................................        20,520(2)               *
David W. Clark , Jr ................................................        74,081(2)               *
George J. Fantini, Jr ..............................................        20,520(2)               *
Richard H. Gordon ..................................................        73,361(2)               *
Beverly Lannquist Hamilton .........................................        22,375(2)               *
Barbara C. Lawrence ................................................        12,000                  *
John F. McJennett, III .............................................            --(3)               *
Thomas P. O'Neill III ..............................................        33,162(2)               *
George W. Sarney ...................................................        39,893(2)               *
Raymond T. Schuler .................................................       163,983(4)             1.14%
John R. Silber .....................................................        65,638(2)               *
Kirk W. Walters ....................................................       473,338(5)(6)          3.20%
Frederick W. Zuckerman .............................................        36,000(2)               *
JoAnn Dolan ........................................................        53,235(7)(8)            *
Daniel J. Steinmetz ................................................        40,920(9)(10)           *
Victor Vrigian .....................................................        40,962(11)(12)          *
Lynne C. Wilson ....................................................        17,602(13)(14)          *
All directors and executive officers of Northeast Federal as a group     1,187,590(15)(16)        7.86%

- ----------------------

(1)    An asterisk in this column  indicates that the percentage does not exceed
       1.0% of Northeast's voting stock.
(2)    Includes  20,000 options to purchase Common Stock  exercisable  within 60 days of the record date (February 10, 1995).
(3)    Does not  include  Common  Stock  beneficially  owned by DEPCO -- See "By
       Other Beneficial Owners".
(4)    Includes  30,000 options to purchase Common Stock  exercisable  within 60 days of the record date (February 10, 1995).
(5)    Includes 7,765 shares of Common Stock held for the benefit of Mr. Walters in the
       Northeast Savings Thrift and Profit Sharing Plan ("401(k) Plan") as of December
       31, 1994.  Also includes 7,374 shares of Common Stock allocated to Mr. Walters'
       account pursuant to the Northeast Savings Employee Stock Ownership Plan
       ("ESOP") as of December 31, 1994.
(6)    Includes 445,000 options to purchase Common Stock  exercisable  within 60 days of the record date.
(7)    Includes  2,330  shares of Common Stock held for the benefit of Ms. Dolan in the Northeast  Savings  401(k) as of December  31,1994.  Also includes
       5,905 shares of Common Stock  allocated to Ms. Dolan's account  pursuant to the Northeast Savings ESOP as of December 31, 1994.
(8)    Includes  45,000 options to purchase Common Stock  exercisable  within 60 days of the record date.




(9)    Includes  1,038  shares  of  Common  Stock  held  for  the benefit of Mr.
       Steinmetz in the Northeast  Savings 401(k) as of December 31, 1994.  Also
       includes  3,883  shares  of Common  Stock  allocated  to Mr.  Steinmetz's account pursuant to the Northeast Savings ESOP as of December 31, 1994.
(10)   Includes 35,000 options to purchase Common Stock exercisable within 60 days of the record date.
(11)   Includes 341 shares of Common Stock held for the benefit of Mr. Vrigian in the Northeast  Savings  401(k) as of December 31, 1994.  Also includes
       3,892 shares of Common Stock  allocated  to Mr.  Vrigian  pursuant to the
       Northeast Savings ESOP as of December 31, 1994.
(12)   Includes  35,000  options to purchase Common Stock exercisable within  60 days of the record date.
(13)   Includes 348 shares of Common Stock held for the benefit of Ms. Wilson in the Northeast  Savings 401(k) Plan as of December 31, 1994. Also includes
       2,254 shares of Common Stock allocated to Ms. Wilson's  account  pursuant to the Northeast Savings ESOP as of December 31, 1994.
(14)   Includes  15,000  options to purchase Common Stock exercisable within  60 days of the record date.
(15)   All shares above are individually held or held jointly or individually by a spouse or child.
(16)   Includes  785,000  options  to  purchase  Common  Stock held by executive officers and directors which are exercisable within 60 days of the record date.


     By Other Beneficial Owners. The regulations of the SEC require disclosure with respect to any person known to the Company to be a beneficial owner, as beneficial ownership is defined in such regulations, of more than five percent (5%) of any class Northeast voting securities. Certain information known to the Company as of February 10, 1995, with respect to such persons appears in the following table:


                                               Amount and
                                               Nature of
                     Name and Address          Beneficial        Percent of
Title of Class     of Beneficial Owner         Ownership            Class
- --------------     -------------------        ------------       ----------
Common Stock       Rhode Island Depositors      800,000             5.58%
                     Economic Protection
                     Corporation
                   89 Jefferson Boulevard
                   Warwick, RI  02888

Common Stock       First Manhattan Co.          848,951(1)          5.92%
                   437 Madison Avenue
                   New York, NY  10022

- ----------------------

(1) A Schedule 13G dated  February  10, 1995 has been filed by First  Manhattan
     Co.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Northeast Savings offers loans to its directors, officers and employees for the financing of their homes and for other personal, household or consumer purposes. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectability or present other unfavorable features. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, except loans made under the 1990 Employee Residential Mortgage Loan Program (the "Program") or to certain employees required to relocate as a part of their employment with Northeast ("Relocation Mortgage Loans"). Mortgage loans made to eligible employees pursuant to the Program are made at a rate of interest charged to non-affiliated persons but the application, document preparation fees, and underwriting fee, if applicable, together with a portion of the origination fee equal to 1% of the principal amount of the loan, are waived.

     Relocation Mortgage Loans are made with no origination fee and at a rate of not more than 2 percent below the rate of interest charged to non-affiliated persons at the time of closing if the rate is fixed or not more than 2 percent below the fully-indexed rate at the time the loan is originated or adjusted if the loan is an adjustable rate mortgage. However, in no event are any of the loans described above made at a rate less than Northeast Savings' cost of funds. Upon termination of employment, such preferential rates revert to the market rate at the time the loan was made for fixed rate loans, or the current adjusted rate for adjustable rate loans. All loans to directors and officers were current as of December 31, 1994.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the Federal Deposit Insurance Corporation Improvement Act of 1991 imposed the restrictions of Section 22(g) and 22(h) of the Federal Reserve Act on savings institutions. These sections impose certain restrictions on loans or other extensions of credit made to directors, executive officers or principal shareholders, including a requirement that extensions of credit to directors, executive officers or principal shareholders be made on substantially the same terms as those prevailing for loans to unrelated parties. The Association's loan policies conform to the requirements of Sections 22(g) and 22(h) and, as a result, the above described preferential rate loan programs are no longer available to executive officers.

     The following table sets forth certain loan information regarding all preferential rate loans outstanding during the past fiscal year to any director or executive officer of the Company indebted to Northeast Savings in an amount aggregating $60,000 or more since the beginning of the last fiscal year. No amounts relating to such loans are included in the "Summary Compensation Table" as the loan programs were not for the primary purpose of compensating the executive officers.


                          Position as
                         Officer and/or
                          Director of                       Highest
                           Northeast                        Balance       Note        Prefer-      Principal
                           Federal at                        Since       Annual        ential     Balance at
                          December 31,        Type of      January 1,    Interest     Interest     December
    Name                      1994             Loan          1994        Rate(1)       Rate        31, 1994
- ---------------        -----------------    -----------    ----------    --------    ---------    ----------
Kirk W. Walters        Chairman of the      Adjustable     $306,696       7.50%       5.5%(2)     $300,413
                       Board, President       Rate
                       and Chief            Residential
                       Executive Officer      Mortgage
- -----------------

(1) The note annual interest rate shown reflects the fully-indexed rate at the time of adjustment.
(2)  This was the cost of funds to the Association at the time of adjustment.


     Richard H. Gordon, a director, engages in commercial real estate development and related activities in the Hartford area, through various corporations or partnerships of which he or his immediate family are the principal beneficial owners. Northeast Savings has entered into several transactions with Mr. Gordon's companies. In the opinion of management, such transactions were made in the ordinary course of business, on terms prevailing generally and at market rents for such transactions. Prior to Mr. Gordon's election as a director, by agreement dated December 29, 1983, Northeast Savings leased certain office space, located in premises known as 90 State House Square, Hartford, Connecticut from a partnership in which Mr. Gordon is the general partner and 50 percent owner. At December 31, 1994, the Association leased 25,002 square feet of space pursuant to the 1983 agreement at a monthly rental payment of $58,234. The lease term ends December 31, 1996.

     Northeast Savings also leases from a separate partnership in which Mr. Gordon is managing partner 178 square feet of space for two automatic teller machine locations in the same building, near its banking office, at a current annual rental of $15,753. The lease expires March 31, 1998.

     Northeast Savings has also leased, with regulatory approval, approximately 82,090 square feet of space at an initial average cost of $21.95 per square foot, triple net, for a term of ten years in another building known as 50 State House Square, Hartford, Connecticut of which Mr. Gordon owns a 50 percent interest. At December 31,1993, the monthly rent payment was $202,883. The lease term ends April 30, 1995.

     Thomas P. O'Neill III, also a director, has a 21 percent interest in Hawley Street Investors, a limited partnership which purchased a parcel of real estate in Boston, Massachusetts from Northeast Savings in January, 1985 for $2.4 million. The Association leased back a 3,900 square foot portion of the premises for a term of ten years at $35 per square foot, triple net. The most recent monthly rental payment was $16,065. At the time the Hawley Street Investors transaction was completed, Mr. O'Neill had a 65 percent interest in Hawley Street Investors. Mr. O'Neill is also a general partner, and has a 65 percent interest in Yarmouth Bay Associates Limited Partnership (the "Yarmouth Partnership") which purchased property on Route 28 in South Yarmouth, Massachusetts from Northeast Savings on May 30, 1985 for $180,000. The Association entered into a lease of the premises for ten years with two five-year renewal options. Lease cost for the first five years was $2,800 per month, triple net, with provision for increased rents indexed to the Consumer Price Index for the second five years of the original term and each of the renewal terms. Lease cost for the current five year term is $3,307 per month, triple net. Both the sale and lease back transactions were made with Mr. O'Neill prior to the time he was nominated and elected to his position as director. At the time that the Yarmouth Partnership transaction was completed, Mr. O'Neill had a 40 percent interest in the Yarmouth Partnership.

     On February 10, 1994, the Company announced the sale to Shawmut Bank of ten Northeast Savings branch offices including the Boston office leased from Mr. O'Neill. Further, on March 24, 1994, the Company announced the sale of the Association's South Yarmouth branch office to Sandwich Cooperative Bank. As a result of these two branch sales, the Association no longer leases any office premises from Mr. O'Neill.

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

                            NORTHEAST FEDERAL CORP.
                            -----------------------
                            (Registrant)


May 1, 1995            By:    /s/ Kirk W. Walters
                              -------------------
                                  Kirk W. Walters
                                  Chairman of the Board, Chief Executive
                                  Officer, President, Chief Operating Officer,
                                  and Chief Financial Officer