Form 10-Q
period 1995-03-31
NORTHEAST FEDERAL CORP
filed 1995-05-12
CIK 863517

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A          to
                               --------------------    -------------------

File Number:  1-10571

                          NORTHEAST FEDERAL CORP.
                          -----------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                    06-1288154
- -------------------------------           ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
       organization)                                   Number)


        70 Batterson Park Road
       Farmington, Connecticut                            06034
- -----------------------------------------              ----------
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

     The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of May 2, 1995.

                 Common Stock, $.01 par value -- 15,506,289

                           NORTHEAST FEDERAL CORP.

                                 FORM 10-Q

                                   INDEX



                                                                   PAGE NO.
                                                                   --------

PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Statement of Operations
                  for the three months ended March 31, 1995
                  and 1994.......................................      1

             Consolidated Statement of Financial Condition
                  at March 31, 1995, December 31, 1994, and
                  March 31, 1994.................................      2

             Consolidated Statement of Cash Flows
                  for the three months ended March 31, 1995 and
                  1994...........................................      3

             Notes to the Consolidated Financial Statements......      4

    Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition for the Fiscal
             Quarter Ended March 31, 1995........................      6


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings...................................     24

    Item 2.  Changes in Securities...............................     24

    Item 3.  Defaults Upon Senior Securities.....................     24

    Item 4.  Submission of Matters to a Vote of Security Holders.     24

    Item 5.  Other Information...................................     24

    Item 6.  Unaudited Exhibits and Reports on Form 8-K..........     25

                              PART I

ITEM 1.  FINANCIAL STATEMENTS  (Unaudited)


                                    NORTHEAST FEDERAL CORP.
                             CONSOLIDATED STATEMENT OF OPERATIONS
                            (In Thousands Except Per Share Amounts)

                                                             Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                           1995             1994
                                                        ----------       ----------
Interest income:
   Loans............................................    $   17,659       $   27,383
   Mortgage-backed securities.......................        28,601           16,825
   Investment securities............................         5,059            2,216
   Rhode Island covered assets......................         1,589            1,724
   Other............................................           497              542
                                                         ---------        ---------
      Total interest income.........................        53,405           48,690
                                                         ---------        ---------

Interest expense:
   Deposits.........................................        27,097           26,863
   Federal Home Loan Bank advances..................         3,072            3,109
   Other borrowings.................................         8,678            3,506
                                                         ---------        ---------
      Total interest expense........................        38,847           33,478
                                                         ---------        ---------
        Net interest income.........................        14,558           15,212
Provision for loan losses...........................           750            2,200
                                                         ---------        ---------
        Net interest income after provision
         for loan losses............................        13,808           13,012
                                                         ---------        ---------

Non-interest income:
   Fees for services, net...........................         2,275             (491)
   Gain on sale of securities, net..................         2,703            4,364
   Gain (loss) on sale of loans, net................           (46)          13,549
   Other non-interest income, net...................            12             (143)
                                                         ---------        ---------
      Total non-interest income.....................         4,944           17,279
                                                         ---------        ---------

Non-interest expenses:
   Compensation and benefits........................         5,113            7,683
   Occupancy and equipment, net.....................         3,338            6,178
   Other general and administrative.................         3,694            4,584
   SAIF insurance fund and OTS assessments..........         1,687            2,356
   Real estate and other assets acquired in settle-
     ment of loans..................................           580           10,340
                                                         ---------        ---------
      Total non-interest expenses...................        14,412           31,141
                                                         ---------        ---------
         Income (loss) before income taxes..........         4,340             (850)
Income tax expense (benefit)........................         1,823           (1,857)
                                                         ---------        ---------
         Net income.................................    $    2,517       $    1,007
                                                         =========        =========

Preferred stock dividend requirements...............    $      930       $      855
Net income applicable to common stockholders........    $    1,587       $      152
Net income per common share:
   Primary and fully diluted........................    $      .11       $      .01


             See accompanying Notes to the Consolidated Financial Statements

                                     NORTHEAST FEDERAL CORP.
                        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              (In Thousands Except Share Amounts)

                                                            March 31,       December 31,        March 31,
                                                          ------------      ------------      ------------
                                                              1995              1994              1994
                                                          ------------      ------------      ------------
                 ASSETS

Cash and due from banks.........................           $   37,546        $   34,145        $   34,939
Federal funds sold..............................               22,065            22,725            22,210
Investment securities, net......................              199,362           202,376           146,675
Investment securities available-for-sale, net...              134,887           142,735           423,380
Mortgage-backed securities, net.................            1,768,024         1,758,179         1,703,991
Mortgage-backed securities available-for-sale,
  net...........................................               55,084            21,358            11,323
Loans, net......................................              932,038           947,902           978,643
Loans available-for-sale, net...................                1,466             4,812            18,389
Rhode Island covered assets.....................               79,431            82,236            99,859
Interest and dividends receivable...............               18,957            17,828            17,632
Real estate and other assets acquired in settle-
  ment of loans.................................               15,855            13,192            58,595
Premises and equipment, net.....................               27,349            27,401            31,046
Prepaid expenses and other assets...............               71,698            70,683            81,760
                                                            ---------         ---------         ---------
       Total assets.............................           $3,363,762        $3,345,572        $3,628,442
                                                            =========         =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Retail deposits.................................           $2,472,215        $2,393,084        $2,922,451
Brokered deposits...............................                   -                 -             25,701
Federal Home Loan Bank advances.................              172,800           203,527           228,000
Securities sold under agreements to repurchase..              480,693           504,245           197,158
Uncertificated debentures.......................               42,257            42,243            38,446
Advance payments by borrowers for taxes and
  insurance.....................................               17,871            22,586            23,870
Other liabilities...............................               31,707            40,987            61,105
                                                            ---------        ----------         ---------
       Total liabilities........................            3,217,543         3,206,672         3,496,731
                                                            ---------        ----------         ---------

Commitments and Contingencies

Stockholders' equity:
 Serial preferred stock, $.01 par value,
 15,000,000 shares authorized:
   $8.50 Cumulative Preferred Stock, Series B,
     437,903 shares at March 31, 1995, 428,791
     shares at December 31, 1994 and 402,576
     shares at March 31, 1994 issued and
     outstanding................................                    4                 4                 4
 Common stock, $.01 par value, 25,000,000 shares
   authorized: 15,471,289 shares at March 31,
   1995, 14,353,996 shares at December 31, 1994
   and 13,519,193 shares at March 31, 1994
   issued and outstanding.......................                  155               144               135
 Additional paid-in capital.....................              197,278           191,756           186,799
 Net unrealized gains on debt and equity
   securities available-for-sale................                1,995             1,888             7,489
 Accumulated deficit............................              (50,536)          (52,123)          (59,405)
 Stock dividend distributable...................                  930               911               855
 Unallocated employee stock ownership plan
   shares.......................................               (3,607)           (3,680)           (4,166)
                                                            ---------         ---------         ---------
       Total stockholders' equity...............              146,219           138,900           131,711
                                                            ---------         ---------         ---------
                                                           $3,363,762        $3,345,572        $3,628,442
                                                            =========         =========         =========

                        See accompanying Notes to the Consolidated Financial Statements

                                    NORTHEAST FEDERAL CORP.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In Thousands)
                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1995            1994
                                                                    ------------   -------------
Cash flows from operating activities:
Net income.....................................................      $     2,517    $     1,007
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization..............................            1,010          2,101
    Amortization of fees, discounts, and premiums, net.........            1,142          2,881
    Provision for loan losses..................................              750          2,200
    Provision for losses on REO................................              294          8,847
    Gain on sale of securities.................................           (2,703)        (4,364)
    Loss (gain) on sale of loans...............................               46        (13,549)
    Loss on sale of other assets...............................               11            194
    Increase in interest and dividends receivable..............           (1,129)           (92)
    Loans available-for-sale originated and purchased..........           (2,564)       (42,173)
    Proceeds from sales of loans available-for-sale............            3,826         69,192
    Increase in accrued interest payable on deposits...........              665          1,482
    Decrease (increase) in prepaid expenses and other assets...           (1,015)         1,062
    Decrease in other liabilities..............................           (9,356)       (13,117)
                                                                      ----------     ----------
       Total adjustments.......................................           (9,023)        14,664
                                                                      ----------     ----------
         Net cash (used in) provided by operating activities...           (6,506)        15,671
                                                                      ----------     ----------

Cash flows from investing activities:
    Loans originated and purchased.............................          (20,109)       (45,809)
    Proceeds from sales of loans...............................               -         870,653
    Principal collected on loans...............................           32,243         77,158
    Net decrease in Rhode Island covered assets................            2,805          5,766
    Purchases of mortgage-backed securities....................          (75,441)      (479,977)
    Purchases of mortgage-backed securities available-for-sale.          (34,725)            -
    Principal collected on mortgage-backed securities..........           66,026        105,513
    Purchases of investment securities.........................               -        (105,236)
    Proceeds from redemption of FHLB stock.....................               -            (487)
    Proceeds from maturities of investment securities..........            2,991          1,565
    Purchases of investment securities available-for-sale......               -        (291,373)
    Proceeds from sales of investment securities available-for
      -sale....................................................               -           5,005
    Proceeds from maturities of investment securities
       available-for-sale......................................           10,050         27,052
    Proceeds from sales of real estate and other assets
       acquired in settlement of loans.........................            2,192         14,926
    Net purchases of premises and equipment....................             (952)          (992)
                                                                      ----------     ----------
        Net cash (used in) provided by investing activities....          (14,920)       183,764
                                                                      ----------     ----------

Cash flows from financing activities:
    Net increase (decrease) in retail deposits.................           78,466        (30,547)
    Decrease in advance payments by borrowers for taxes and
       insurance...............................................           (4,715)        (4,467)
    Decrease in securities sold under agreements to repurchase.          (23,552)       (97,651)
    Net decrease in short-term FHLB advances...................          (30,727)       (47,000)
    Repayments of long-term FHLB advances......................               -         (98,000)
    Reduction of ESOP debt guarantee...........................               40             82
    Issuance of 401-K stock shares.............................               -              63
    Proceeds from exercise of stock options....................            4,655             19
                                                                      ----------     ----------
         Net cash provided by (used in) financing activities...           24,167       (277,501)
                                                                      ----------     ----------
    Net increase (decrease) in cash and cash equivalents.......            2,741        (78,066)

    Cash and cash equivalents at beginning of period...........           56,870        135,215
                                                                      ----------     ----------

    Cash and cash equivalents at end of period.................      $    59,611    $    57,149
                                                                      ==========     ==========

                       See accompanying Notes to the Consolidated Financial Statements

             NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1995


1)   Presentation of Financial Information
     -------------------------------------
     The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Northeast Federal Corp. for the year ended December 31, 1994, as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial condition and results of operations of Northeast Federal Corp. in conformity with generally accepted accounting principles. Certain reclassifications have been made to prior year's financial statements to conform to the March 31, 1995 presentation.

2)   Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     For purposes of the consolidated statement of cash flows, cash and due from banks, interest-bearing deposits, and federal funds sold, if any, are considered cash and cash equivalents.

                                                              Three Months Ended
                                                                   March 31,
                                                         --------------------------
                                                             1995           1994
                                                         ------------   -----------
                                                                 (In Thousands)
Cash paid during the periods for:
  Interest on retail deposits...........................    $ 26,432      $ 25,343
  Interest paid on brokered deposits....................          -             31
  Interest on borrowings................................      13,423         9,687
  Income taxes..........................................         104           222

Cash received during the periods for:
  Interest and dividends................................      52,276        48,598

Non-cash items:
  Transfers of loans from available-for-sale............       2,031           777
  Real estate and other assets acquired in settlement
    of loans............................................       5,167         7,447
  Payment in kind on Series B preferred stock...........         911           838
  Net unrealized gains (losses) on debt and equity
    securities available-for-sale.......................         184        (3,400)

3)   Commitments and Contingencies
     -----------------------------
     At March 31, 1995, Northeast Savings, F.A. had outstanding commitments to originate $10.3 million and $4.9 million in adjustable rate and fixed rate mortgage loans, respectively, $24.5 million in home equity loans, $2.9 million in income property loans, and $300,000 in residential construction loans. At March 31, 1995, Northeast Savings, F.A. also had commitments to fund $13.8 million in unused home equity lines, $8.4 million in unused consumer credit lines and $15.4 million

             NORTHEAST FEDERAL CORP. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1995


3)   Commitments and Contingencies (continued)
     -----------------------------
     in undisbursed residential construction loans. In addition, at March 31, 1995, Northeast Savings, F.A. also had commitments to sell $874,000 of loans available for sale.

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

4)   Significant Transactions
     ------------------------
     As previously announced, on June 11, 1994, Northeast Federal reached a definitive agreement for its acquisition by Shawmut National Corporation. In February 1995, Shawmut entered into an agreement and plan of merger with Fleet Financial Group, Inc., and additional information regarding the Shawmut/Fleet transaction must be disseminated to Northeast shareholders before a vote on the agreement and plan of merger with Shawmut can be held. Shawmut has made the additional information available for distribution, therefore a special meeting will take place on May 26, 1995 at 9:00 a.m. for such vote. The agreements are discussed further in Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION FOR THE QUARTER ENDED
MARCH 31, 1995

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

As previously announced, on June 11, 1994, Northeast Federal reached a definitive agreement for its acquisition by Shawmut National Corporation. A special meeting of stockholders to consider and vote upon the agreement and plan of merger will take place on May 26, 1995. The special meeting was originally scheduled to be held on March 17, 1995 but was adjourned to April 14 and then to May 11, 1995. On that date, the special meeting was adjourned to May 26, 1995

These adjournments were required because Shawmut entered into an agreement and plan of merger with Fleet Financial Group, Inc., and additional information regarding the Shawmut/Fleet transaction must be disseminated to Northeast shareholders. Shawmut filed on May 4, 1995 the amendment to its Registration Statement under the Securities and Exchange Act of 1933 relating to agreement and plan of merger which included information regarding the Shawmut/Fleet proposed merger and other updated information.

In addition, for the fourth consecutive quarter, capital levels have improved and Northeast Savings continued to meet the definition of a well-capitalized thrift. The Association's core capital ratio improved to 5.38% at March 31, 1995, from 4.67% at March 31, 1994. Tangible core capital and risk-based capital improved to 5.38% and 15.95% at March 31, 1995 compared to 4.65% and 13.44% at March 31, 1994, respectively.

RESULTS OF OPERATIONS
- ---------------------
Northeast Federal had net income of $2.5 million for the three months ended March 31, 1995, resulting in primary and fully diluted net income per common share of $.11 after preferred stock dividend requirements. For the same quarter in 1994, the Company reported net income of $1.0 million or a primary and fully diluted net income per common share of $.01 after preferred stock dividend requirements. The increase in net income for the quarter ended March 31, 1995 resulted primarily from (1) a decrease in the provision for loan losses of $1.5 million due to the sharp reduction in non-performing assets and a significant reduction in credit risk exposure in the residential mortgage loan portfolio during 1994 as a result of the sale of $876.1 million of primarily California adjustable rate single-family residential loans; (2) a reduction in general and administrative expenses of $6.3 million due to the sale of fifteen branches and the closing of the mortgage lending offices in San Diego, California and Denver, Colorado during 1994; and (3) a reduction in expenses related to real estate and other assets acquired in settlement of loans (REO) due to an overall reduction of REO and a $7.0 million valuation adjustment in the quarter ended March 31, 1994, which was recorded to facilitate an accelerated sale of single-family residential REO. Offsetting these increases, non-interest income decreased by $12.3 million in the quarter ended March 31, 1995 from the same quarter last year due to a gain of $13.6 million on the aforementioned sale of $876.1 million of adjustable rate single-family residential loans during March 1994.

Interest Income and Expense
- ---------------------------
Total interest income was $53.4 million and $48.7 million for the quarters ended March 31, 1995 and 1994, respectively. The increase in total interest income was due primarily to an increase of 124 basis points in the weighted average yield earned on interest-earning assets, to 6.63% for the quarter ended March 31, 1995 from 5.39% for the same quarter in 1994. This increase was offset by a decrease of $389.8 million in average interest-earning assets for the quarter ended March 31, 1995 from the same quarter last year.

As a result of the overall higher level of interest rates, both total interest expense and the Association's cost of funds were higher in the quarter ended March 31, 1995 than in the comparable quarter of the previous year. Total interest expense was $38.8 million for the three months ended March 31, 1995, compared to $33.5 million for the same three months in the previous year. For the quarter ended March 31, 1995, the cost of funds increased 121 basis points to 4.93% from 3.72% for the quarter ended
March 31, 1994.

Net interest income totaled $14.6 million and $15.2 million for the quarters ended March 31, 1995 and 1994, respectively. The decrease in interest income is primarily due to the decrease of $389.8 million in average interest-earning assets to $3.2 billion for the quarter ended March 31, 1995 from $3.6 billion for the same quarter last year. The decrease is mainly due to the closing of the loan origination offices in California and Colorado and the aforementioned sale of primarily California adjustable rate single-family residential loans during the first quarter of 1994 and the sale of the fifteen branch offices during the second and third quarters of 1994. The interest rate spread for the quarter ended March 31, 1995 slightly increased to 1.70% from 1.67% for the same quarter last year and the interest rate margin increased to 1.74% from 1.63% for the quarters ended March 31, 1995 and 1994, respectively. The interest rate spread is calculated by subtracting the average rate paid for average total interest-bearing liabilities from the average rate earned on average total interest-earning assets. The interest rate margin is calculated by dividing annualized net interest income by average total interest-earning assets.

Provision for Loan Losses
- -------------------------
The provision for loan losses for the quarter ended March 31, 1995 was $750,000, compared to $2.2 million for the quarter ended March 31, 1994. The decrease in the provision was due primarily to a reduction in non-performing assets and a significant reduction in credit risk exposure in the residential mortgage loan portfolio which resulted from the aforementioned sale of $876.1 million of adjustable rate single-family real estate loans in March 1994. Also, due to the reduced risk in the portfolio, net charge-offs for the quarter ended March 31, 1995 were $978,000 compared to $3.0 million for the quarter ended March 31, 1994. At March 31, 1995 and December 31, and March 31, 1994, non-accrual loans totaled $27.9 million, $29.3 million, and $32.3 million, respectively.

The allowance for loan losses was $11.5 million, at both March 31, 1995 and March 31, 1994. The activity in the allowance for loan losses for the three months ended March 31, 1995 and 1994 was as follows:

                                                           Three Months
                                                          Ended March 31,
                                                     ------------------------
                                                        1995          1994
                                                     ----------    ----------
                                                      (Dollars in Thousands)
Balance, beginning of period......................     $11,746       $28,271
Provision for loan losses.........................         750         2,200
Charge-offs:
  Single-family residential real estate loans.....      (1,046)       (3,042)
  Consumer loans..................................         (26)         (103)
  Income property loans...........................          -            (85)
                                                        ------        ------
    Total charge-offs.............................      (1,072)       (3,230)
                                                        ------        ------
Recoveries:
  Single-family residential real estate loans.....           1           169
  Consumer loans..................................          93            66
                                                        ------        ------
    Total recoveries..............................          94           235
                                                        ------        ------
Net charge-offs...................................        (978)       (2,995)
                                                        ------        ------
Other.............................................          -        (16,000)*
                                                        ------        ------
Balance, end of period............................     $11,518       $11,476
                                                        ======        ======

*  Represents reduction of allowance allocated to loans sold.

Ratio of net charge-offs during the period to average loans outstanding during the period:

  Single-family residential real estate loans.......       .13 %         .17%
  Consumer loans....................................      (.17)%         .11
  Income property loans.............................        -            .12
    Total net charge-offs during the period to
      average loans outstanding during the
      period........................................       .10%          .16%
Proforma ratio of net charge-offs during the period
  to average loans outstanding during the period,
  excluding the portion of the portfolio sold and
  related charge-offs...............................       .10           .08

In addition to the impact of the $876.1 million loan sale, management believes that the decrease in single-family residential loan net charge-offs is indicative of a declining level of non-performing assets and a stabilization of housing values in the Company's primary market areas.

Factors considered in determining the adequacy of the allowance for loan losses were management's judgment regarding prevailing and anticipated economic conditions, historical loan loss experience in relation to outstanding loans, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Association, the overall loan portfolio quality and the level of loan charge-offs. Although management believes that the allowance for loan losses was adequate at March 31, 1995, based on the quality of the loan portfolio at that date, further additions to the allowance may be necessary if a change in market conditions were to occur.

The following table shows the allocation of the allowance for loan losses to the various types of loans and the allowance as a percent of gross loans.

                                                March 31,           December 31,            March 31,
                                                  1995                  1994                  1994
                                            ----------------      ----------------      ----------------
                                                               (Dollars in Thousands)
Single-family residential real estate
  loans.................................    $ 8,608    1.12%      $ 8,883    1.11%      $ 8,622    1.01%
Consumer loans..........................        300     .75           300     .77           300     .86
Residential construction loans..........        100    1.01           100    1.15           100    2.10
Income property loans...................      1,966    2.65         1,966    2.62         1,966    2.95
Unallocated loans.......................        544      *            497      *            488      *
                                             ------                ------                ------
      Total allowance...................    $11,518    1.14%      $11,746    1.22%      $11,476    1.14%
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

                                                    March 31,           December 31,         March 31,
                                                      1995                  1994               1994
                                                  ------------          ------------        ----------
                                                                   (Dollars in Thousands)
       Non-accrual loans:
         Single-family residential real estate.     $23,581               $ 27,259           $ 29,078
         Consumer..............................         806                    902              1,251
         Income property.......................       3,540                  1,170              1,937
                                                     ------                -------            -------
           Total non-accrual loans.............      27,927                 29,331             32,266
                                                     ------                -------            -------
       REO:
         Single-family residential.............      13,362                 11,196             42,960
         Hotels................................          -                      -               6,035
         Apartment building....................         320                     -               3,704
         Real estate brokerage operations......          -                      -               1,787
         Office, industrial complexes; land....       1,374                  1,376              3,317
         Residential subdivisions..............         799                    620                792
                                                     ------                -------            -------
           Total REO...........................      15,855                 13,192             58,595
                                                     ------                -------            -------
           Total non-performing assets.........     $47,782               $ 42,523           $ 90,861
                                                     ======                =======            =======
       Restructured loans........................   $    -                $     -            $     -
                                                     ======                =======            =======
         Total non-accrual loans as a percent of
           total gross loans receivable..........      2.90%                  3.00%              3.17%
                                                       ====                   ====               ====
         Total non-performing assets as a
           percent of total assets...............      1.30%                  1.27%              2.50%
                                                       ====                   ====               ====

Non-accrual loans.  Non-accrual loans are loans on which the
- ------------------
accrual of interest has been discontinued. The Association's policy is to discontinue the accrual of interest on loans when there is reasonable doubt as to its collectibility. Interest accruals on loans are normally discontinued whenever the payment of interest or principal is more than ninety days past due, or earlier when conditions warrant it. For example, although a loan may be current in payments, the Association discontinues accruing interest on that loan when a foreclosure is brought about by other owner defaults. When the interest accrual on a loan is discontinued, any previously accrued interest is reversed. A non-accrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is expected. At March 31, 1995 and December 31 and March 31, 1994, the Association had no loans more than ninety days past due on which interest was still accruing.

At March 31, 1995 and December 31 and March 31, 1994, non-accrual loans were $27.9 million, $29.3 million, and $32.3 million, respectively. The decrease in non-accrual loans between March 31, 1995 and December 31, 1994 was due primarily to foreclosures of the underlying collateral securing the loans, which resulted in transfers to the REO balance, and to payoffs and reinstatements of non-accrual loans. Virtually all residential mortgage non-accrual loans are collateralized by properties with an original loan-to-value ratio of 80% or less.

Activity within the non-accrual loan portfolio was as follows:

                                        Three Months Ended   Three Months Ended
                                          March 31, 1995       March 31, 1994
                                        ------------------   ------------------
                                          (In Thousands)       (In Thousands)
Beginning balance.....................       $ 29,331            $ 67,462
New non-performing loans..............          7,177              13,358
Net charge-offs.......................            (25)                (97)
Returned to accrual status............         (1,498)               (327)
Loan sales............................             -              (40,500)
Payoffs...............................         (1,700)               (285)
Transfers to REO through foreclosure..         (5,358)             (7,345)
                                              -------             -------
Ending balance........................       $ 27,927            $ 32,266
                                              =======             =======

The allowance for loan losses as a percentage of non-accrual loans by loan category is as follows:

                                                           March 31,        December 31,        March 31,
                                                             1995               1994              1994
                                                           ---------        ------------        ---------
  Single-family residential real estate............          38.81%             34.41%            31.33%
  Consumer.........................................          37.22              33.26             23.98
  Residential construction.........................             -                  -                 -
  Income property..................................          55.54             168.03            101.50
  Unallocated......................................             *                  *                 *
    Total allowance to total non-accrual loans.....          41.24%             40.05%            35.57%

*  For purposes of this analysis, the unallocated portion of the allowance for loan losses has been included in the single-family residential real estate allocation.

The increased ratios for single-family residential real estate and consumer loans reflect an overall improvement in delinquencies in these portfolios since March 31, 1994. The decrease in the ratio for income property loans from December 31, 1994 to March 31, 1995 was due to a $1.4 million loan which went into non-accrual status during the current quarter. This ratio is expected to increase in the second quarter of 1995 due to a $860,000 loan in non-accrual status being paid in full. The increase in the ratio for income property loans from March 31, 1994 to December 31, 1994 was in response to a decrease in non-accrual income property loans during this period.

At March 31, 1995 and December 31 and March 31, 1994, single-family residential non-accrual loans were 84.4%, 92.9%, and 90.1%, respectively, of total non-accrual loans.

Real estate and other assets acquired in settlement of loans.  REO
- ------------------------------------------------------------
was $15.9 million, $13.2 million, and $58.6 million at March 31, 1995 and December 31 and March 31, 1994, respectively. The significant decrease in REO at December 31, 1994 from March 31, 1994 was due to the sale of REO in 1994, of which $27.2 million was sold in a series of three transactions.

The activity in the Association's REO is presented in the following table:

                                       Three Months Ended
                                           March 31,
                                  --------------------------
                                    1995              1994
                                  --------          --------
                                        (In Thousands)
Beginning balance..............   $ 13,192          $ 74,962
Foreclosures, net..............      4,933             7,345
Capitalized expenses...........        490               283
Less:
  Sales........................     (2,160)          (15,131)
  Valuation adjustments........       (548)           (8,647)*
  Mortgage insurance receipts..        (49)              (67)
  Other........................         (3)             (150)
                                   -------           -------
Ending balance.................   $ 15,855          $ 58,595
                                   =======           =======

*Valuation adjustments include a $7.0 million adjustment recorded to facilitate an accelerated sale of California single-family residential REO.

Delinquent Loans
- ----------------
While non-accrual loans are generally loans which are more than ninety days past due, delinquent loans are all loans more than thirty days past due, including non-accrual loans. The following table presents the principal amount of the Association's delinquencies by loan types at the dates indicated:

                                       March 31, 1995                              December 31, 1994
                          ---------------------------------------      ---------------------------------------
                           30-59      60-89     90-days                 30-59      60-89     90-days
                            days      days     and over    Total         days      days     and over    Total
                          -------    ------    --------   -------      -------    ------    --------   -------
                                                          (Dollars in Thousands)
Single-family residen-
  tial real estate....... $ 15,720  $  4,655   $ 23,581  $ 43,956      $ 15,968  $  6,590   $ 27,259  $ 49,817
Consumer.................      200        61        806     1,067           347       103        902     1,352
Residential construction.       -         -          -         -             -         -          -         -
Income property..........    1,376        -       3,540     4,916           320       861      1,170     2,351
                           -------   -------    -------   -------       -------   -------    -------   -------
   Total................. $ 17,296  $  4,716   $ 27,927  $ 49,939      $ 16,635  $  7,554   $ 29,331  $ 53,520
                           =======   =======    =======   =======       =======   =======    =======   =======
Percent of total gross
  loan portfolio.........     1.80%      .49%      2.90%     5.19%         1.70%      .77%      3.00%     5.47%
                           =======   =======    =======   =======       =======   =======    =======   =======
Percent of total
  assets.................      .51%      .14%       .83%     1.48%          .50%      .23%       .88%     1.60%
                           =======   =======    =======   =======       =======   =======    =======   =======


                                       March 31, 1994
                          ---------------------------------------
                           30-59      60-89     90-days
                            days      days     and over    Total
                          -------    ------    --------   -------
                                  (Dollars in Thousands)
Single-family residen-
  tial real estate....... $ 18,816  $  8,854   $ 29,078  $ 56,748
Consumer.................      414       162      1,251     1,827
Residential construction.       -         -          -         -
Income property..........       45       914      1,937     2,896
                           -------   -------    -------   -------
   Total................. $ 19,275  $  9,930   $ 32,266  $ 61,471
                           =======   =======    =======   =======
Percent of total gross
  loan portfolio.........     1.89%     0.98%      3.17%     6.04%
                           =======   =======    =======   =======
Percent of total
  assets.................      .53%     0.27%      0.89%     1.69%
                           =======   =======    =======   =======

Non-interest Income
- -------------------
Non-interest income totaled $4.9 million and $17.3 million for the quarters ended March 31, 1995 and 1994, respectively. Included in non-interest income for the quarter ended March 31, 1994 is a gain of $13.6 million on the sale of $876.1 million of adjustable rate single-family residential real estate loans. This transaction, which was completed in March 1994, included $835.6 million in performing loans and $40.5 million of non-performing loans. Of the total loans sold, approximately 93% or $812 million were secured by properties located in California.

Fee income was $2.8 million higher for the quarter ended March 31, 1995 than for the same quarter last year. In the quarter ended March 31, 1994, fee income was impacted by a $3.5 million valuation adjustment to the Association's purchased mortgage servicing rights, which was recorded in anticipation of selling a portion of such rights.

Non-interest income for the quarters ended March 31, 1995 and 1994 included $2.7 million and $4.3 million, respectively, of realized capital gains allocated to the Association by two limited partnerships in which the Association has invested. The remaining net gains on investment securities for the quarter ended March 31, 1994 resulted primarily from the sale of fixed rate securities from the available-for-sale portfolio.

Non-interest Expense
- --------------------
Total non-interest expense was $14.4 million and $31.1 million for the quarters ended March 31, 1995 and 1994, respectively. General and administrative expenses (compensation and benefits, occupancy and equipment, and other general and administrative expenses) were $12.1 million and $18.4 million for the quarters ended March 31, 1995 and 1994, respectively. The decrease of $6.3 million was due to lower general and administrative expenses as a result of the closing of the California and Colorado mortgage offices during the first quarter of 1994 and the sale of fifteen branches during the second and third quarters of 1994. As a result of this decrease, the Association's annualized ratio of general and administrative expenses to average total assets was 1.52% for the three months ended March 31, 1995, compared to 1.93% for the same three months in 1994. Finally, consistent with the Company's goal of reducing its geographic exposure, REO expense decreased by $9.8 million to $580,000 due primarily to: (1) a $7.0 million valuation adjustment recorded in the first quarter of 1994 to facilitate an accelerated sale of California single-family residential REO; (2) $600,000 in writedowns of commercial REO in 1994; and (3) the sale of $15.1 million of REO in the normal course of business during 1994. Primarily as a result of these sales of REO in 1994, the level of REO decreased to $15.9 million at March 31, 1995 from $58.6 million a year earlier.

Income Taxes
- ------------
Income tax expense totaled $1.8 million for the three-month period ended March 31, 1995 compared to a benefit of $1.9 million for the three-month period ended March 31, 1994. Included in the tax benefit at March 31, 1994 is a reversal of $1.5 million of the deferred tax valuation allowance. The reversal was based on a re-evaluation of the realizability of the Company's deferred tax asset. Management believes that it is more likely than not that the Company will realize this tax benefit.

REGULATORY CAPITAL
- ------------------
The OTS capital requirements have three separate measures of capital adequacy: the first is a tangible core capital requirement of 1.5% of tangible assets; the second is a core capital requirement of 3% of adjusted total assets; and the third is a risk-based capital requirement that is 8% of risk-weighted assets. An institution must have a leverage (Core) ratio of 4% or greater (unless it has a composite one CAMEL rating) in order to be considered adequately capitalized under the prompt corrective action rules. For the fourth consecutive quarter, Northeast Savings met the definition of a well-capitalized thrift.

The following table reflects the regulatory capital position of the Association as well as the current regulatory capital requirements at March 31, 1995 and 1994:

                                   March 31, 1995                           March 31, 1994
                        ------------------------------------     -----------------------------------
                                             Fully Phased-in                          Fully Phased-in
Regulatory Capital           Actual            Regulatory             Actual            Regulatory
   Requirement          Regulatory Capital  Capital Required     Regulatory Capital  Capital Required
- ------------------      ------------------  ----------------     ------------------  ----------------
                                                    (Dollars In Thousands)
Tangible core capital       $180,520           $ 50,341               $168,809           $ 54,409
  Percent                       5.38%              1.50%                  4.65%              1.50%

Core capital (leverage)     $180,633           $134,247               $169,311           $145,110
  Percent                       5.38%              4.00%                  4.67%              4.00%

Risk-based capital          $192,151           $ 96,379               $180,787           $107,608
  Percent                      15.95%              8.00%                 13.44%              8.00%


RHODE ISLAND COVERED ASSETS
- ---------------------------
At the dates indicated, the Association's portfolio of Rhode Island covered assets was as follows:

                                                      March 31,    December 31,   March 31,
                                                        1995*          1994*        1994*
                                                      ---------    ------------   ---------
                                                                  (In Thousands)
Loans:

  Single-family residential real estate loans.......  $ 29,220       $ 30,573     $ 36,502
  Consumer loans....................................    13,870         14,701       19,003
  Income property loans.............................    32,798         33,116       36,522
  Commercial loans..................................       956          1,032        1,269
                                                       -------        -------      -------
      Total loans...................................    76,844         79,422       93,296

REO.................................................     2,587          2,814        6,563
                                                       -------        -------      -------
      Total covered assets..........................  $ 79,431       $ 82,236     $ 99,859
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

                                        March 31, 1995  December 31, 1994  March 31, 1994
                                        --------------  -----------------  --------------
                                                          (In Thousands)
Single-family residential real
  estate loans........................      $1,666           $1,859           $ 2,157
Consumer loans........................         636              682             1,146
Income property loans.................       1,921            2,874             3,628
Commercial loans......................          -                 1                31
                                             -----            -----            ------

Total.................................      $4,223           $5,416           $ 6,962
                                             =====            =====            ======

FINANCIAL CONDITION
- -------------------
Total assets at March 31, 1995 were $3.4 billion, compared to $3.3 billion and $3.6 billion at December 31 and March 31, 1994, respectively. Asset size and composition have generally been determined by seeking the optimal balance among regulatory capital requirements, liquidity, yield, and risk.

Since 1989, the Company has pursued the operating strategy of providing traditional thrift banking services, namely gathering retail deposits and investing those deposits in adjustable rate residential mortgages and mortgage-backed securities. The decrease in total assets from March 31, 1994 to December 31, 1994 was primarily due to the aforementioned sales of primarily California single-family residential loans and fifteen branch offices during 1994.

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

Retail deposits, the Association's least expensive source of funds, totaled $2.5 billion at March 31, 1995, compared to $2.4 billion and $2.9 billion at December 31 and March 31, 1994, respectively. The decrease in retail deposits from March 31, 1994 to December 31, 1994 was mainly due to the sale of fifteen branch offices when the Company refocused its franchise. These sales were consistent with Northeast Savings' intention to concentrate on the four primary markets in which it has its greatest presence and potential for growth: the capital region of New York State; Hartford, Connecticut; and Springfield and Worcester, Massachusetts. The increase in retail deposits at March 31, 1995 from December 31, 1994 is due mainly from an increase in certificate of deposits which have been paying competitive rates in response to the overall increase in interest rates.

The Association's ongoing principal use of capital resources remains the origination of single-family residential mortgage loans. However, with a reduction in loan originations due to market conditions and change in the Association's operating strategy, capital resources were also used to purchase mortgage-backed securities. The following table sets forth the composition of the Association's single-family residential mortgage loan originations for the periods indicated:

                             Three Months Ended
                                  March 31,
                 -------------------------------------------
                        1995                   1994
                 --------------------   --------------------
                  Amount   % of Total    Amount   % of Total
                 --------  ----------   --------  ----------
                            (Dollars in Thousands)
Adjustable....   $  7,462     73.68%    $ 18,658     25.81%
Fixed.........      2,666     26.32%      53,621     74.19
                  -------    ------      -------    ------
    Total.....   $ 10,128    100.00%    $ 72,279    100.00%
                  =======    ======      =======    ======

The composition of the Association's residential mortgage loan portfolio at March 31, 1995, December 31, 1994, and March 31, 1994 was as follows:

                         March 31, 1995           December 31, 1994            March 31, 1994
                    ----------------------     ----------------------     ----------------------
                      Amount    % of Total       Amount    % of Total       Amount    % of Total
                    ----------  ----------     ----------  ----------     ----------  ----------
                                               (Dollars in Thousands)
Adjustable.......   $  719,003     87.47%      $  737,807     87.47%      $  773,847     85.56%
Fixed............      103,013     12.53          105,670     12.53          130,633     14.44
                     ---------    ------        ---------    ------        ---------    ------
    Total........   $  822,016    100.00%      $  843,477    100.00%      $  904,480    100.00%
                     =========    ======        =========    ======        =========    ======


Total loans originated and funded during the three months ended March 31, 1995 and 1994 were $18.1 million and $80.8 million, respectively. The decrease in loan originations resulted primarily from a competitive market of single-family residential loan applications due to the increase in interest rates and from the February 1994 closings of the Association's mortgage lending operations in California and Colorado. At March 31, 1995, the Association was committed to fund mortgage loans totaling $15.2 million, including $10.3 million in adjustable rate mortgages, $13.8 million in unused home equity credit lines, $8.4 million in unused consumer credit lines and $15.4 million in undisbursed residential construction loans. The Association expects to fund such loans from its liquidity sources.

Net cash used in operations during the three months ended
March 31, 1995 totaled $6.5 million.  Adjustments to net income of

$2.5 million utilized $9.0 million of net cash, including loans originated and purchased for the available-for-sale portfolio of $2.6 million and a decrease in other liabilities of $9.4 million in cash, proceeds from sales of loans available-for-sale generated cash of $3.8 million. Remaining adjustments to net income used $929,000 in cash.

Net cash used in investing activities during the three months ended March 31, 1995 totaled $14.9 million. Loans originated and purchased used $20.1 million of cash, while purchases of mortgage-backed securities used cash of $110.2 million. Principal collected on loans and mortgage-backed securities generated cash of $32.2 million and $66.0 million, respectively, while maturities of investment securities provided $13.0 million in cash. All other investing activities provided net cash of $4.2 million.

Net cash provided by financing activities during the three months ended March 31, 1995 totaled $24.2 million and resulted primarily from a $78.5 million net increase in retail deposits. Decreases in FHLB advances and securities sold under agreements to repurchase used $30.7 million and $23.6 million in cash, respectively.

The liquidity of the Association is measured by the ratio of its liquid assets to the net withdrawable deposits and borrowings payable in one year or less. A portion of these liquid assets are in the form of non-interest bearing reserves required by Federal Reserve Board regulations. For total transaction account deposits of $54.0 million or less, regulations require a reserve of 3%. For total transaction account deposits in excess of $54.0 million, a 10% reserve is required. The Federal Reserve Board may adjust the latter reserve percentage within a range of 8-14%. The Association is also subject to OTS regulations which require the maintenance of a daily average balance of liquid assets equal to 5%. The ratio averaged 5.71% for the three months ended March 31, 1995, compared to 5.97% for the three months ended March 31, 1994. In addition to the regulatory requirements, the average liquidity ratio reflects management's expectations of future loan fundings, operating needs, and the general economic and regulatory climate. In addition, the Association is required by OTS regulations to maintain a daily average balance of short-term liquid assets of 1%. The ratio averaged 1.93% and 3.57% for the three months ended March 31, 1995 and 1994, respectively.

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

On March 17, 1995, the Company's Board of Directors voted to declare a stock dividend payable on April 1, 1995 on the Company's $8.50 Cumulative Preferred Stock, Series B (the Series B preferred stock) of one share of Series B preferred stock for each $100 of the amount of dividends payable on April 1, 1995, and accumulated and unpaid as of that date, to holders of record on March 17, 1995. On April 1, 1995, the Company paid the $930,544 of dividends then payable on the Series B preferred stock through the issuance of an additional 9,306 shares of Series B preferred stock.

In addition, the interest and principal repayment obligations on the 9% Debentures constitute an impediment to the Company's ability to pay cash dividends. The $42.3 million net balance of 9% Debentures at March 31, 1994 require annual interest payments of $3.8 million. In addition, the Company is required to repurchase
6 2/3% of the 9% Debentures outstanding as of March 1, 1998 in each year commencing on May 1, 1998. Prior to May 1, 1997, the Company may fulfill its interest payment obligation by the issuance of additional 9% Debentures. In meeting this interest obligation, the Company has issued an additional $8.8 million in 9% Debentures, which are included in the outstanding principal at March 31, 1995. Any such issuance, however, increases the aggregate annual interest obligation and also the amount of 9% Debentures required to be repurchased annually commencing May 1, 1998.

INTEREST RATE RISK MANAGEMENT
- -----------------------------
From the quarter ended March 31, 1994 through the quarter ended March 31, 1995, the Association's interest rate spread (Exhibit 99.2) increased 3 basis points, averaging 1.70% and 1.67% for the quarters ended March 31, 1995 and 1994, respectively. The Company continually monitors the repricing characteristics of its interest-earning assets and interest-bearing liabilities. The Company's one-year gap (Exhibit 99.1) at March 31, 1995 was a positive $5.8 million, or .17% of assets, compared to a positive $313.7 million, or 8.65% of assets, at March 31, 1994. The Company's interest rate sensitivity analysis shows that the Company has little interest rate risk resulting from mismatches between asset and liability repricings beyond one year. Within one year, an excess of liability maturities and repricings in the first six months is offset by an excess of asset maturities and repricings in months seven through twelve.

Exhibit 99.1 does not indicate, however, the interest rate risk resulting from the several options which borrowers and depositors have nor does it indicate the risks resulting from assets and liabilities being tied to different interest rate indices. Borrowers have the option to prepay loans at any time and to have changes in rates on adjustable rate loans be constrained by periodic and lifetime caps. Depositors have the option to withdraw funds from certificates of deposit prior to maturity upon the payment of a penalty. The Company's interest rate risk is due primarily to the effects of these options, and particularly the impact of periodic caps on adjustable rate loans. The Company is also subject to basis risk to the extent that borrowings indexed to the London Interbank Offered Rate (LIBOR) are used to fund assets not indexed to LIBOR. As of March 31, 1995, the Company has $36.4 million of borrowings indexed to LIBOR and $480.7 million of fixed rate borrowings, the rates on which were set initially off LIBOR. As of March 31, 1995, the Company had $57.7 million of earning assets indexed to LIBOR.

REGULATIONS
- -----------
OTS Interest Rate Risk Component. The OTS also has adopted an interest rate risk component for its regulatory capital requirements. Under the rule, savings associations are divided into two groups, those with "normal" levels of interest rate risk and those with greater than "normal" levels of interest rate risk. Associations with greater than normal levels will be subject to a deduction from total capital for purposes of calculating risk-based capital. Interest rate risk is measured by the change in Net Portfolio Value under a 2.0% change in market interest rates. The Net Portfolio Value is the economic value of an association's assets less the economic value of its liabilities adjusted for the economic value of off-balance-sheet contracts. If an association's change in Net Portfolio Value under a 2.0% change in market interest rates exceeds 2.0% of the estimated economic value of its assets, it will be considered to have greater than normal interest rate risk, and its total capital for risk-based capital purposes will be reduced by one-half of the difference between its measured interest rate risk and the normal level of 2.0%. The rule adjusts the interest rate risk measurement methodology when interest rates are low. In the event that the 3-month Treasury rate is below 4.0%, interest rate risk will be measured under a 2.0% increase in interest rates and under a decrease in interest rates equal to one-half the value of the 3-month Treasury rate. On March 20, 1995 the OTS waived the interest rate deduction until they have published guidelines under which institutions may appeal such a deduction.

Insurance of Deposits. The FDIC has adopted a risk-based deposit insurance premium assessment system which was implemented with the semi-annual assessment period commencing January 1, 1994. An institution's risk category is based partly upon whether the institution is well-capitalized, adequately capitalized, or less than adequately capitalized. Since June 30, 1994, Northeast

Savings has been deemed to be a well-capitalized thrift. The first two groups are defined by application of the capital ratio standards imposed under the prompt corrective action rule (discussed above). The third group consists of those institutions not qualifying as well capitalized or adequately capitalized. Within each group, institutions are assigned to one of three supervisory subgroups: financially sound institutions with only a few minor weaknesses; institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns institutions to supervisory subgroups on the basis of supervisory evaluations provided by the institution's primary federal regulator and such other information as the FDIC determined to be relevant to the institution's financial condition and the risk posed to the insurance fund. The supervisory subgroup to which an institution was assigned by the FDIC is confidential and may not be disclosed. Based upon its capital and supervisory subgroups, each member institution is assigned an FDIC assessment rate ranging from 23 cents for each $100 of insured deposits to 31 cents for each $100 of insured deposits. A savings association's capital group is determined on the basis of data reported in its thrift financial report as of the date closest to June 30 or December 31 that included capital data. Northeast Savings is deemed to be a well capitalized association. For the three months ended March 31, 1995, the Savings Association Insurance Fund (SAIF) deposit insurance premium expense for the Association totaled $1.6 million, compared to $2.2 million for the same three months last year. The FDIC is authorized to raise insurance premiums for SAIF members in certain circumstances. If the FDIC determined to increase the assessment rate for all SAIF institutions, institutions in all risk categories could be affected. Any increase in premiums could have an adverse effect on the Association's earnings.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
- ----------------------------------------------
In March 1995, the Board issued FASB Statement No. 121 (SFAS 121), Accounting for Long-Lived Assets and for Long-Lived Assets to Be
- ----------------------------------------------------------------
Disposed Of  which establishes accounting standards for the
- -----------
impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Assets that are covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value.

SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. Impairment losses resulting from the application of this Statement should be reported in the period in which the recognition criteria are first applied and met. The initial application of this Statement to assets that are being held for disposal at the date of adoption should be reported as the cumulative effects of a change in accounting principle. Management does not expect the adoption of SFAS 121 to have a material impact on the financial condition of the Company.

SELECTED RATIOS AND STATISTICS
- ------------------------------
The Company's annualized return on average assets was .30% for the quarter ended March 31, 1995, compared to .11% for the quarter ended March 31, 1994. The annualized return on stockholders' equity was 6.48% for the three months ended March 31, 1995, versus .66% for the same period in 1994.

                             PART II

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------
In addition to the suit Northeast Savings filed against the United States of America concerning the denial of full regulatory capital treatment for supervisory goodwill acquired by Northeast Savings as a result of its 1982 acquisitions from the Federal Savings and Loan Insurance Corporation, which has been fully disclosed in Part I of its Form 10-K for the fiscal year ended December 31, 1994, the Association is also involved in litigation arising in the normal course of business. Although the legal responsibility and financial impact with respect to such litigation cannot presently be ascertained, the Association does not anticipate that any of these matters will result in the payment by the Association of damages that, in the aggregate, would be material in relation to the consolidated financial position or operations of the Company.

ITEM 2 - CHANGES IN SECURITIES
- ------------------------------
The ability of the Company to make capital distributions is restricted by the OTS Capital Distribution Regulation, the Prompt Corrective Action Regulation, and the Dividend Limitation Agreement entered into in connection with the OTS approval of the holding company reorganization. In general, the payment of dividends to the holding company without prior OTS approval is prohibited if the Association's capital is below its fully phased-in capital requirement or if the payment of such dividends would cause its capital to fall below its fully phased-in capital requirement and otherwise is subject to additional limitations.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------
None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
None.

ITEM 5 - OTHER INFORMATION
- --------------------------
None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)     Exhibits required by Securities and Exchange Commission
        Regulation S-K.

Exhibit
No.
- -------

11.1 -   Computation of net income per common share
27.0 -   Financial Data Schedule
99.1 -   Interest rate sensitivity analysis at March 31, 1995
99.2 -   Average balance sheet for the three months ended
         March 31, 1995 and 1994
99.3 -   Rate/Volume analysis for the three months ended
         March 31, 1995 and 1994

(b)      Reports on Form 8-K

         None.

                                                                                  Exhibit 11.1


                                            NORTHEAST FEDERAL CORP.
                                  COMPUTATION OF NET INCOME PER COMMON SHARE
                              (Dollars in Thousands, Except Per Share Amounts)



                                                                 Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                             1995                 1994
                                                          ----------           ----------
Primary income per common share:

    Net income......................................     $     2,517          $     1,007
    Preferred stock dividend requirements...........            (930)                (855)
                                                          ----------           ----------
    Net income applicable to common stockholders
      for the calculation of primary income.........     $     1,587          $       152
                                                          ==========           ==========

Weighted average shares outstanding.................      14,771,159           13,509,609
Unallocated ESOP shares.............................        (402,196)            (497,196)
Dilutive effect of outstanding stock options........         554,599              256,456
Dilutive effect of outstanding stock warrants.......              -               359,702
                                                          ----------           ----------
Weighted average shares, as adjusted, for
  the calculation of primary income.................      14,923,562           13,628,571
                                                          ==========           ==========

       Primary income per common share..............     $       .11          $       .01
                                                          ==========           ==========

Fully diluted income per common share:

    Net income......................................     $     2,517          $     1,007
    Preferred stock dividend requirements...........            (930)                (855)
                                                          ----------           ----------
    Net income applicable to common stockholders
      for the calculation of fully diluted income...     $     1,587          $       152
                                                          ==========           ==========

Weighted average shares outstanding.................      14,771,159           13,509,609
Unallocated ESOP shares.............................        (402,196)            (497,196)
Dilutive effect of outstanding stock options........         631,429              265,856
Dilutive effect of outstanding stock warrants.......              -               375,833
                                                          ----------           ----------
Weighted average shares, as adjusted, for
  the calculation of fully diluted income...........      15,000,392           13,654,102
                                                          ==========           ==========

Fully diluted income per common share...............     $       .11          $       .01
                                                          ==========           ==========

                                                                                           Exhibit 27.0






                                                     NORTHEAST FEDERAL CORP.
                                               ARTICLE 9 FINANCIAL DATA SCHEDULE
                                    (Dollars in Thousands, Except Per Share and Yield Amounts)

                                      PERIOD-TYPE                                      QUARTER
                                      FISCAL-YEAR-END............................  DEC-31-1995
                                      PERIOD END.................................  MAR-31-1995
                                      CASH.......................................       37,546
                                      INTEREST-BEARING DEPOSITS..................           -
                                      FED FUNDS SOLD.............................       22,065
                                      TRADING ACCOUNT ASSETS.....................           -
                                      INVESTMENTS HELD-FOR-SALE..................      189,971
                                      INVESTMENTS AT CARRYING VALUE..............    1,967,386
                                      INVESTMENTS AT MARKET VALUE................    1,918,071
                                      LOANS......................................      945,022
                                      ALLOWANCE FOR LOSSES.......................       11,518
                                      TOTAL ASSETS...............................    3,363,762
                                      DEPOSITS...................................    2,472,215
                                      SHORT-TERM BORROWINGS......................      653,493
                                      OTHER LIABILITIES..........................       49,578
                                      LONG-TERM DEBT.............................       42,257
                                      COMMON STOCK...............................          155
                                      PREFERRED STOCK - MANDATORY REDEMPTION.....           -
                                      PREFERRED STOCK - NO MANDATORY REDEMPTION..            4
                                      OTHER STOCKHOLDERS' EQUITY.................      146,060
                                      TOTAL LIABILITIES AND EQUITY...............    3,363,762
                                      INTEREST INCOME - LOANS....................       17,659
                                      INTEREST INCOME - INVESTMENTS..............       33,660
                                      INTEREST INCOME - OTHER....................        2,086
                                      TOTAL INTEREST INCOME......................       53,405
                                      INTEREST EXPENSE - DEPOSITS................       27,097
                                      TOTAL INTEREST EXPENSE.....................       38,847
                                      NET INTEREST INCOME........................       14,558
                                      PROVISION FOR LOAN LOSSES..................          750
                                      GAINS ON INVESTMENT SECURITIES.............        2,703
                                      TOTAL OTHER EXPENSES.......................       14,412
                                      INCOME BEFORE INCOME TAX...................        4,340
                                      INCOME BEFORE EXTRAORDINARY ITEMS..........        4,340
                                      EXTRAORDINARY ITEMS........................           -
                                      CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLES.           -
                                      NET INCOME.................................        2,517
                                      EPS-PRIMARY................................          .11
                                      EPS-DILUTED................................          .11
                                      INTEREST RATE SPREAD.......................         1.70%
                                      LOANS - NON-ACCRUAL........................       27,927
                                      LOANS - PAST DUE...........................           -
                                      LOANS - TROUBLED DEBT RESTRUCTURING........           -
                                      LOANS - POTENTIAL PROBLEM..................        1,363
                                      ALLOWANCE FOR LOAN LOSS - OPENING BALANCE..       11,746
                                      CHARGE-OFFS................................        1,072
                                      RECOVERIES.................................           94
                                      ALLOWANCE FOR LOAN LOSS - CLOSING BALANCE..       11,518
                                      ALLOWANCE FOR LOAN LOSS - DOMESTIC.........       10,974
                                      ALLOWANCE FOR LOAN LOSS - FOREIGN..........           -
                                      ALLOWANCE FOR LOAN LOSS - UNALLOCATED......          544

                                                                                           Exhibit 99.1
                                                         NORTHEAST FEDERAL CORP.
                                                    INTEREST RATE SENSITIVITY ANALYSIS
                                                          (Dollars in Thousands)
                                                                Interest Sensitivity Period
                                      --------------------------------------------------------------------------------
                                        Within       6 Months-     Over 1-       Over 5-        Over 10
                                       6 Months      1 Year        5 Years       10 Years       Years          Total
                                      ----------    ----------    ----------    ----------    ----------    ----------
                                                                  (Dollars in Thousands)
March 31, 1995

Interest-earning assets:
  Interest-bearing deposits,
    federal funds sold and
    investment securities, net.....   $   66,940    $   31,913     $ 219,774    $    3,901    $   33,786    $  356,314
  Mortgage-backed securities, net..      846,741       546,513       184,710       230,010        15,134     1,823,108
  Loans, net:
    Single-family residential real
      estate loans:
      Adjustable rate..............      393,761       272,045        33,574         1,218            -        700,598
      Fixed rate...................        5,856         4,518        30,690        40,033        15,343        96,440
    Consumer loans ................       21,622         2,241        12,968         2,512            -         39,343
    Residential construction loans.        9,945            -             -             -             -          9,945
    Income property loans..........       42,423         1,889        13,730        12,646            81        70,769
    Rhode Island covered assets....       47,905         6,920        11,029         7,193            -         73,047
                                       ---------     ---------     ---------     ---------     ---------     ---------
Total interest-earning assets......   $1,435,193    $  866,039    $  506,475    $  297,513    $   64,344    $3,169,564
                                       =========     =========     =========     =========     =========     =========
Interest-bearing liabilities:
  Deposits:
    NOW and Super NOW accounts.....   $   38,949    $    2,801    $   19,999    $   19,866    $   67,951    $  149,566
    Money market deposit accounts..      245,331            -             -             -             -        245,331
    Regular savings ...............       78,918         6,097        43,537        43,247       147,926       319,725
    Certificates of deposit........      940,542       370,746       364,404        54,044            -      1,729,736
                                       ---------     ---------     ---------     ---------     ---------     ---------
        Total deposits.............    1,303,740       379,644       427,940       117,157       215,877     2,444,358
                                       ---------     ---------     ---------     ---------     ---------     ---------
  Borrowings:
     FHLB advances.................      131,400            -         40,000         1,400            -        172,800
     Securities sold under agree-
       ments to repurchase.........      480,693            -             -             -             -        480,693
     Long term borrowings..........                         -             -             -         42,257        42,257
  Advance payment by borrowers for
    taxes and insurance............           -             -             -             -         17,871        17,871
                                       ---------     ---------     ---------     ---------     ---------     ---------
        Total borrowings...........      612,093            -         40,000         1,400        60,128       713,621
                                       ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities.   $1,915,833    $  379,644    $  467,940    $  118,557    $  276,005    $3,157,979
                                       =========     =========     =========     =========     =========     =========

Total interest-earning assets less
  interest-bearing liabilities for
    the period.....................   $ (480,640)   $  486,395    $   38,535    $  178,956    $ (211,661)   $   11,585

Cumulative total interest-earning
  assets less interest-bearing
    liabilities....................   $ (480,640)   $    5,755    $   44,290    $  233,246    $   11,585    $   11,585

Cumulative total interest-earning
    assets less interest-bearing
    liabilities as a percent of
    total assets...................       (14.29)%        0.17%         1.32%         6.64%         0.34%         0.34%

For purposes of the above Interest Rate Sensitivity Analysis:

*   Fixed rate assets are scheduled by actual maturity; adjustable rate assets are scheduled by the next repricing date; in both cases, assets that have prepayment options are adjusted for the Company's estimate of prepayments.
*   NOW accounts are assumed to decay at a rate of 5% per year.
*   Regular savings accounts decay assumptions used have the effect of repricing $72.7 million funds in excess of the historical average balance within six months.  The historical average balance is assumed to decay at a rate of 5% per year.
*   Loans do not include the allowance for loan loss of $11.5 million.
*   Loans do not include non-accrual loans of $27.9 million.

                                                                                  Exhibit 99.2


                                            NORTHEAST FEDERAL CORP.
                                            AVERAGE BALANCE SHEET


                                                            Three Months Ended March 31,
                                       ------------------------------------------------------------------
                                                     1995                                 1994
                                       -----------------------------        -----------------------------
                                                   Interest  Average                    Interest  Average
                                       Average     Income/   Rate           Average     Income/   Rate
                                       Balance     Expense   %              Balance     Expense   %
                                       ----------  --------  -------        ----------  --------  -------
                                                              (Dollars in Thousands)
ASSETS
- ------
Interest-earning assets:
  Interest-bearing deposits
    and federal funds sold..........   $   27,594   $   497     7.20%       $   54,606  $    542     3.97%
  Investment securities, net........      338,581     5,059     5.98           209,735     2,216     4.23
  Mortgage-backed securities, net...    1,816,279    28,601     6.30         1,424,198    16,825     4.73
  Loans, net:
    Real estate.....................      834,902    14,946     7.16         1,712,818    25,180     5.88
    Consumer........................       39,215       887     9.05            35,017       753     8.60
    Residential construction........        9,336       246    10.54             4,477        93     8.31
    Income property.................       74,481     1,580     8.49            66,964     1,357     8.11
                                        ---------    ------                  ---------    ------
      Total loans...................      957,934    17,659     7.37         1,819,276    27,383     6.02
                                        ---------    ------                  ---------    ------
  Rhode Island covered assets.......       80,526     1,589     7.89           102,853     1,724     6.70
                                        ---------    ------                  ---------    ------
Total interest-earning assets.......    3,220,914    53,405     6.63%        3,610,668    48,690     5.39%
                                                     ------                               ------
All other assets....................      131,056                              211,300
                                        ---------                            ---------
      Total Assets..................   $3,351,970                           $3,821,968
                                        =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Brokered deposits.................   $       -    $    -        - %       $   25,330   $   597     9.56%
  Retail deposits:
    Regular savings.................      335,099     2,002     2.42           568,415     3,058     2.18
    NOWs, Super NOWs
      and money market savings......      434,843     2,476     2.31           618,288     3,193     2.09
    Certificates....................    1,655,465    22,619     5.54         1,738,977    20,015     4.67
                                        ---------    ------                  ---------    ------
      Total deposits................    2,425,407    27,097     4.53         2,951,010    26,863     3.69
                                        ---------    ------                  ---------    ------

  Borrowings:
    FHLB advances...................      200,739     3,072     6.21           334,181     3,109     3.77
    Securities sold under
      agreements to repurchase......      506,580     7,572     6.06           299,426     2,533     3.43
    Other borrowings................       60,486     1,106     7.42            62,414       973     6.32
                                        ---------    ------                  ---------    ------
      Total borrowings..............      767,805    11,750     6.21           696,021     6,615     3.85
                                        ---------    ------                  ---------    ------
Total interest-bearing
    liabilities.....................    3,193,212    38,847     4.93%        3,647,031    33,478     3.72%
                                                     ------                               ------
All other liabilities...............       16,544                               42,870
Stockholders' Equity................      142,214                              132,067
                                        ---------                            ---------
      Total Liabilities and
        Stockholders' Equity........   $3,351,970                           $3,821,968
                                        =========                            =========
Net Interest Income.................                $14,558                              $15,212
                                                     ======                               ======
Interest Rate Spread................                            1.70%                                1.67%
                                                               =====                                =====
Interest Rate Margin................                            1.74%                                1.63%

                                                                                  Exhibit 99.3


                                            NORTHEAST FEDERAL CORP.
                                             RATE/VOLUME ANALYSIS


                                                             1995 versus 1994
                                             ------------------------------------------------
                                                            Amount of Increase
                                                       (Decrease) Due to Change in:
                                             ------------------------------------------------
                                              Volume         Rate     Rate/Volume     Total
                                             ----------   ---------   -----------   ---------
                                                              (In Thousands)
Interest income:
  Interest-bearing deposits
    and federal funds sold...............    $    (268)    $    442     $  (219)    $     (45)
  Investment securities, net.............        1,361          918         564         2,843
  Mortgage-backed securities, net........        4,632        5,602       1,542        11,776
  Loans, net:
    Single-family residential real
      estate.............................      (12,906)       5,482      (2,810)      (10,234)
    Consumer.............................           90           39           5           134
    Residential construction.............          101           25          27           153
    Income property......................          152           64           7           223
                                              --------      -------      ------      --------
        Total loans......................      (12,563)       5,610      (2,771)       (9,724)
                                              --------      -------      ------      --------
    Rhode Island covered assets..........         (374)         306         (67)         (135)
                                              --------      -------      ------      --------
          Total interest income..........       (7,212)      12,878        (951)        4,715
                                              --------      -------      ------      --------

Interest expense:
  Deposits:
    Brokered deposits....................         (597)          -           -           (597)
    Retail deposits:
      Regular savings....................       (1,255)         338        (139)       (1,056)
      NOWs, Super NOWs and money
        market savings...................         (947)         328         (98)         (717)
      Certificates.......................         (961)       3,745        (180)        2,604
                                              --------      -------      ------      --------
        Total deposits...................       (3,760)       4,411        (417)          234
                                              --------      -------      ------      --------
  Borrowings:
    FHLB advances........................       (1,241)       2,005        (801)          (37)
    Securities sold under
      agreements to repurchase...........        1,752        1,943       1,344         5,039
    Other borrowings.....................          (30)         168          (5)          133
                                              --------      -------      ------      --------
      Total borrowings...................          481        4,116         538         5,135
                                              --------      -------      ------      --------
          Total interest expense.........       (3,279)       8,527         121         5,369
                                              --------      -------      ------      --------

Change in net interest income............    $  (3,933)    $  4,351     $(1,072)     $   (654)
                                              ========      =======      ======       =======

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               NORTHEAST FEDERAL CORP.
                               -----------------------------------
                               Registrant





May 12, 1995                   /s/ LYNNE C. WILSON
                               -----------------------------------

                               Lynne C. Wilson
                               Senior Vice President and Controller
                               (Principal Accounting Officer)